Form 10-Q
period 2011-10-31
REMMINGTON ENTERPRISES, INC.
filed 2012-01-09
CIK 1529293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-176736

Remmington Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2759045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7582 Las Vegas Blvd. S., Ste. 236, Las Vegas, Nevada 89123
(Address of principal executive offices)

(702) 217-3964
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,000,000 common shares as of January 9, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2011 (unaudited) and July 31, 2011;
F-2	Statements of Operations for the three months ended October 31, 2011 and from July 15, 2011 (inception) through October 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the three months ended October 31, 2011 and from July 15, 2011 (inception) through October 31, 2011 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

Remmington Enterprises, Inc.
(An exploration stage Company)
Balance Sheets

	October 31,	July 31,
	2011	2011
ASSETS		(unaudited)
Current assets
Cash	$279	$4,370
Total current assets	279	4,370

Other assets
Capitalized mining claims	20,600	20,600
Total other assets	20,600	20,600

Total assets	$20,879	$24,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,033	$3,249
Total current liabilities	18,033	3,249

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, None issued and outstanding at October 31, 2011 and July 31, 2011 respectively	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized 10,000,000 issued and outstanding at October 31, 2011 and July 31, 2011, respectively	10,000	10,000
Additional paid-in capital	20,000	20,000
Deficit accumulated during the exploration stage	(27,154)	(8,279)
Total stockholders’ equity	2,846	21,721

Total liabilities and stockholders’ equity	$20,879	$24,970

The accompanying notes are an integral part of theses condensed financial statements

Remmington Enterprises, Inc.
(An exploration stage Company)
Statements of Operations

	For the	Period from
	Three-Months	July 15, 2011
	Ended	(Inception) to
	October 31,	October 31,
	2011	2011

Revenue	$—	$—

Operating expenses:
Professional fees	18,259	21,508
Exploration costs	560	5,560
General and administrative	56	86
Total operating expenses	18,875	27,154

Loss from operating activities	(18,875)	(27,154)

Provision for incomes taxes	—	—

Net loss	$(18,875)	$(27,154)

Net loss per share – basic and fully diluted	$(0.00)
Weighted average number of shares outstanding	10,000,000

The accompanying notes are an integral part of theses condensed financial statements

Remmington Enterprises, Inc.
(An exploration stage Company)
Statements of Cash Flows

	For the	Period from
	Three-Months	July 15, 2011
	Ended	(Inception) to
	October 31,	October 31,
	2011	2011

Cash flows from operating activities:
Net loss	$(18,875)	$(27,154)
Adjustments to reconcile not loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable and accrued expenses	14,784	18,033
Net cash (used) by operating activities	(4,091)	(9,121)

Cash flows from investing activities:
Purchase of mining claims	—	(20,600)
Net cash (used) in investing activities	—	(20,600)

Cash flows from financing activities:
Proceeds from the sales of common stock – related party	—	30,000
Net cash provided by financing activities	—	30,000

Net (decrease)/increase in cash	(4,091)	279
Cash – beginning of period	4,370	—
Cash – end of period	$279	$279

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of theses condensed financial statements

Remmington Enterprises, Inc.

(An exploration stage Company)

Notes to Condensed Financial Statements

NOTE 1           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)Nature of Operations

Remmington Enterprises, Inc. (an exploration stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 15, 2011.  Remmington Enterprises, Inc. is a precious metal mineral acquisition, exploration and development company.

(B) Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2011, and the results of its operations and cash flows for the three-months ended October 31, 2011 and the period from July 15, 2011 (inception) to October 31, 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Form S-1/A for the year ended July 31, 2011 filed with the Commission on November 1, 2011.

The Company is in the exploration stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported period.  Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At October 31, 2011, the Company had no cash equivalents.

(E) Exploration and Development Costs

In general, exploration costs are expensed as incurred. When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

During the period ended October 31, 2011, the Company recorded exploration costs of $560.

(F) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10. ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the period ended October 31, 2011, no impairment was recognized.

Remmington Enterprises, Inc.

(An exploration stage Company)

Notes to Condensed Financial Statements

(G) Financial Instruments

Financial instruments consist of cash, accounts receivable, accounts payable, notes payable and advances payable. Recorded values of cash, receivables, accounts payable and accrued liabilities approximate fair values due to the short maturities of such instruments. Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

(H) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of October 31, 2011, there were no potential common shares underlying warrants or options.

(I) Revenue Recognition

The Company currently has not generated revenues. Any future revenues earned, primarily through the sale of extracted minerals, will be recognized utilizing the following general revenue recognition criteria: 1) pervasive evidence of an arrangement exists; 2) delivery has occurred; 3) the price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

Delivery on mineral sales is determined to be complete for revenue recognition purposes when title and risk of loss has passed to the customer in accordance with stated contractual terms and there is no future obligations related to the shipment. Title generally passes as the minerals are loaded into transport carriers for delivery to the customer.

(J) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

(K) New Accounting Standards

We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

NOTE 2    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $27,154 for the period of July 15, 2011 (Inception) to October 31, 2011.

These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Remmington Enterprises, Inc.

(An exploration stage Company)

Notes to Condensed Financial Statements

NOTE 3     MINING PROPERTIES

During the period of July 15, 2011 (Inception) to October 31, 2011, the Company acquired four lode mining claims for cash totaling $20,600. No acquisitions were made during the period ended October 31, 2011.

NOTE 4   RELATED PARTY TRANSACTIONS

On July 19, 2011, the Company issued 10,000,000 shares of its restricted common stock to its sole officer and director at a rate of $0.003 per share. (See NOTE 5)

NOTE 5     STOCKHOLDERS’ EQUITY

We are authorized to issue up to 90,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Preferred Stock may be issued in one or more series, with all rights and preferences being determined by the board of directors.

Preferred Stock

The voting rights, rate of dividends preference in relation to other classes or series, and rights in the event of liquidation related to shares of Preferred Stock of any series are determined by the board of directors and may vary from time to time.

Common Stock

Holders of common stock have voting rights equal to one vote for each share of Common Stock held and are entitled to receive dividends when, and if declared by the board of directors subject to the rights of any Preferred Stock having preference as to dividends. In the event of liquidation or dissolution, subject to the rights of Preferred Stock holders are entitled to share ratably in the Corporations assets. Holders of Common Stock do not have conversion, redemption or preemptive rights.

On July 19, 2011, the Company issued 10,000,000 shares of its common stock to its sole officer and director for cash totaling $30,000.

NOTE 6   SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an exploration stage mineral exploration company incorporated in Nevada on July 15, 2011.  On July 29, 2011, we acquired a 100% ownership interest in the Remmington #1 through #4 lode mining claim located in Mineral County, Nevada.  The Remmington claims are located on federal lands administered by the Bureau of Land Management.  Our ownership rights on the claim are limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Remmington claims total roughly 100 acres in size and are located in the Garfield Hills approximately 38 miles south of the town of Hawthorne, Nevada.

We have performed an initial reconnaissance sampling program on our mining claim. Our initial sampling program indicated the presence elevated silver mineralization in the rock outcrops which were sampled. Based upon the results of our initial reconnaissance sampling program, our consulting geologist has recommended an additional detailed rock sampling program, together with geological mapping of the claims and a reconnaissance sampling of nearby properties on the boundaries of the Remmington claims to determine if the acquisition of neighboring properties would be beneficial. Our planned additional exploration activities will be designed to explore for additional indications that the Remmington claims may contain commercially viable quantities of silver.  We have not identified commercially exploitable reserves of silver or other precious metals on the Remmington claims to date.  We are an exploration stage company and there is no assurance that commercially viable silver quantities exist on the Remmington mineral claims.

4

Phase II Exploration Plan for the Remmington Claims

Our business plan is to proceed with the exploration of the Remmington mineral claims to determine whether there are commercially exploitable reserves of silver.  We intend to proceed with the additional exploration program as recommended by our consulting geologist.

Based on the results of the initial Phase 1 reconnaissance sampling program, our consulting geologist has recommended undertaking additional exploration activities.

Our planned additional exploration activities are as follows:

Planned Exploration Activities
- Sampling and assaying of additional prospects observed around the boundaries of the Remmington claim block, with acquisition through additional claim staking if positive results are returned.
- Conduct vicinity and detailed local geological mapping
- Conduct a detailed rock sampling program on the Remmington claims with between 100-200 samples
- Begin the permitting process for subsurface mineral sampling through exploration test pits or through dozer cuts.

Additional exploration activities are expected to commence in the Spring of 2012 and are estimated to cost approximately $20,000.  Our initial public offering in the amount of $24,000 has been fully subscribed, and we therefore will have sufficient funds available to complete Phase II of our exploration program in 2012. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Sampling and other data acquired during our exploration of Remmington claims will ultimately determine whether the project will become economically viable.

Results of Operations for the three months ended October 31, 2011 and from July 15, 2011 (inception) through October 31, 2011.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $18,259 for the three months ended October 31, 2011. We have incurred total expenses and a net loss of $27,154 from inception on July 15, 2011 through October 31, 2011.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of October 31, 2011, we had current assets in the amount of $279, consisting entirely of cash. Our current liabilities as of October 31, 2011, were $18,033. Thus, we had a working capital deficit of $17,754 as of October 31, 2011.

Because our recent initial public offering in the amount of $24,000 was fully subscribed, we believe we have sufficient capital resources to complete Phase II of our exploration plan as outlined above. The longer-term success of our business plan, however, will ultimately depend on our ability to raise additional capital. We will require significant additional capital in order to undertake additional phases of exploration and to commence commercial silver production on our mineral claims following completion of exploration activities.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

5

Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of October 31, 2011, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gary Scoggins. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2011.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

6

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

On December 21, 2011, our board of directors voted to issue 3,000,000 shares to a total of 30 subscribers who purchased shares of common stock at a price of $0.008 per share in our initial public offering (the “Offering”). The Offering was made pursuant to our Registration Statement on Form S-1/A which became effective on December 7, 2011. We raised a total of $24,000 through the Offering, which was conducted by our sole officer and director, Gary A. Scoggins.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remmington Enterprises, Inc.

Date:	January 9, 2012

By:	/s/ Gary A. Scoggins Gary A. Scoggins
Title:	Chief Executive Officer and Director

8