Form 10-Q/A
period 2011-10-31
REMMINGTON ENTERPRISES, INC.
filed 2012-01-31
CIK 1529293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q /A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes [ ] No

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

Remmington Enterprises, Inc.

Date:	January 30 , 2012

By:	/s/ Gary A. Scoggins Gary A. Scoggins
Title:	Chief Executive Officer and Director

8