Form 10-Q
period 2012-01-31
REMMINGTON ENTERPRISES, INC.
filed 2012-03-15
CIK 1529293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,000,000 common shares as of March 14, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of January 31, 2012 (unaudited) and July 31, 2011;
F-2	Condensed Statements of Operations for the three and six months ended January 31, 2012 and from July 15, 2011 (inception) through January 31, 2012 (unaudited);
F-3	Condensed Statements of Cash Flows for the six months ended January 31, 2012 and from July 15, 2011 (inception) through January 31, 2012 (unaudited);
F-4	Condensed Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

 Remmington Enterprises, Inc.

(An exploration stage Company)

CONDENSED Balance Sheets

	January 31,	July 31,
	2012	2011
ASSETS		(unaudited)
Current assets
Cash	$18,473	$4,370
Total current assets	18,473	4,370

Other assets
Capitalized mining claims	20,600	20,600
Total other assets	20,600	20,600

Total assets	$39,073	$24,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,471	$3,249
Total current liabilities	34,471	3,249

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, None issued and outstanding at January 31, 2012 and July 31, 2011 respectively	-	-
Common stock, $0.001 par value; 90,000,000 shares authorized 13,000,000 and 10,000,000 issued and outstanding at January 31, 2012 and July 31, 2011, respectively	10,300	10,000
Additional paid-in capital	43,700	20,000
Stock subscriptions receivable	(800)	-
Deficit accumulated during the exploration stage	(48,598)	(8,279)
Total stockholders’ equity	4,602	21,721

Total liabilities and stockholders’ equity	$39,073	$24,970

The accompanying notes are an integral part of theses condensed financial statements.

Remmington Enterprises, Inc.

(An exploration stage Company

CONDENSED Statements of Operations

	For the	For the	Period from
	Three-Months	Six-Months	July 15, 2011
	Ended	Ended	(Inception) to
	January 31,	January 31,	January 31,
	2012	2012	2012

Revenue	$-	-	$-

Operating expenses:
Professional fees	20,437	38,696	41,945
Exploration costs	-	560	5,560
General and administrative	1,007	1,063	1,093
Total operating expenses	21,443	40,319	48,598

Loss from operating activities	(21,443)	(40,319)	(48,598)

Provision for incomes taxes	-	-	-

Net loss	$(21,443)	(40,319)	$(48,598)

Net loss per share – basic and fully diluted	$(0.00)	(0.00)
Weighted average number of shares outstanding	11,558,696	10,779,348

The accompanying notes are an integral part of theses condensed financial statements.

Remmington Enterprises, Inc.

(An exploration stage Company)

CONDENSED Statements of Cash Flows

	For the	Period from
	Six-Months	July 15, 2011
	Ended	(Inception) to
	January 31,	January 31,
	2012	2012

Cash flows from operating activities:
Net loss	$(40,319)	$(48,598)
Adjustments to reconcile not loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable and accrued expenses	31,222	34,471
Net cash (used) by operating activities	(9,097)	(14,127)

Cash flows from investing activities:
Purchase of mining claims	-	(20,600)
Net cash (used) in investing activities	-	(20,600)

Cash flows from financing activities:
Proceeds from the sales of common stock – related party	-	30,000
Proceeds from the sales of common stock	23,200	23,200
Net cash provided by financing activities	23,200	53,200

Net (decrease)/increase in cash	14,103	18,473
Cash – beginning of period	4,370	-
Cash – end of period	18,473	$18,473

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of theses condensed financial statements.

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

(B) Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2012, and the results of its operations and cash flows for the six-months ended January 31, 2012 and the period from July 15, 2011 (inception) to January 31, 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Form S-1/A for the year ended July 31, 2011 filed with the Commission on November 1, 2011.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2012, the Company had no cash equivalents.

(E) Exploration and Development Costs

In general, exploration costs are expensed as incurred. When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. During the six month period ended January 31, 2012, the Company recorded exploration costs of $560.

(F) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10. ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the period ended January 31, 2012, no impairment was recognized.

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

NOTE 2    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $48,598 for the period of July 15, 2011 (Inception) to January 31, 2012.

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

 Remmington Enterprises, Inc.

(An exploration stage Company)

Notes to Condensed Financial Statements

NOTE 3     MINING PROPERTIES

On July 26, 2011, the Company acquired four lode mining claims for cash totaling $20,600. No acquisitions were made during the period ended January 31, 2012.

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

During the three months ended January 31, 2012, the Company issued a total of 3,000,000 shares of its common stock at a price of $0.008 per share for a total of $24,000.

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

Additional exploration activities are expected to commence in the late Spring or Summer of 2012 and are estimated to cost approximately $20,000. Funds on hand from our public offering, together with a small amount of additional funding anticipated from our majority shareholder, are expected to be sufficient to fund our additional planned exploration activities as outlined above.  Sampling and other data acquired during our exploration of Remmington claims will ultimately determine whether the project will become economically viable.

Results of Operations for the three and six months ended January 31, 2012 and from July 15, 2011 (inception) through January 31, 2012.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $21,443 for the three months ended January 31, 2012 and expenses and a net loss of $40,319 for the six months ended January 31, 2012. We have incurred total expenses and a net loss of $48,598 from inception on July 15, 2011 through January 31, 2012.

Our losses are attributable to operating expenses together with a lack of any revenues. Our expenses during the periods reported consisted primarily of professional fees. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of January 31, 2012, we had current assets in the amount of $18,473, consisting entirely of cash. Our current liabilities as of January 31, 2012, were $34,471. Thus, we had a working capital deficit of $15,998 as of January 31, 2012.

Funds on hand from our public offering, together with a small amount of additional funding anticipated from our majority shareholder, are expected to be sufficient to fund Phase II of our exploration plan as outlined above. The longer-term success of our business plan and our ability to fund other operating expenses over the long term, however, will ultimately depend on our ability to raise additional capital. We will require significant additional capital in order to undertake additional phases of exploration and to commence commercial silver production on our mineral claims following completion of exploration activities.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of January 31, 2012, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

We do not expect recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gary Scoggins. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remmington Enterprises, Inc.

Date:	March 15, 2012

By:	/s/ Gary A. Scoggins Gary A. Scoggins
Title:	Chief Executive Officer and Director

8