Form 10-Q
period 2012-04-30
REMMINGTON ENTERPRISES, INC.
filed 2012-06-08
CIK 1529293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,000,000 common shares as of May 31, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2012 (unaudited) and July 31, 2011;
F-2	Statements of Operations for the three and nine months ended April 30, 2012 and from July 15, 2011 (inception) through April 30, 2012 (unaudited);
F-3	Statements of Cash Flows for the three and nine months ended April 30, 2012 and from July 15, 2011 (inception) through April 30, 2012 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

Remmington Enterprises, Inc.

(An exploration stage Company)

Balance Sheets

	April 30,	July 31,
	2012	2011
ASSETS		(unaudited)
Current assets
Cash	$13,923	$4,370
Total current assets	13,923	4,370

Other assets
Capitalized mining claims	20,600	20,600
Total other assets	20,600	20,600

Total assets	$34,523	$24,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$46,500	$3,249
Total current liabilities	46,500	3,249

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, None issued and outstanding at October 31, 2011 and July 31, 2011 respectively	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized 13,000,000 and 10,000,000 issued and outstanding at April 30, 2012 and July 31, 2011, respectively	10,300	10,000
Additional paid-in capital	43,700	20,000
Stock subscriptions receivable	(800)	—
Deficit accumulated during the exploration stage	(65,177)	(8,279)
Total stockholders’ equity (deficit)	(11,977)	21,721

Total liabilities and stockholders’ equity	$34,523	$24,970

The accompanying notes are an integral part of theses condensed financial statements

 Remmington Enterprises, Inc.

(An exploration stage Company)

Statements of Operations

	For the	For the	Period from
	Three-Months	Nine-Months	July 15, 2011
	Ended	Ended	(Inception) to
	April 30,	April 30,	April 30,
	2012	2012	2012

Revenue	$—	—	$—

Operating expenses:
Professional fees	16,579	55,276	58,524
Exploration costs	—	560	5,560
General and administrative	—	1,063	1,093
Total operating expenses	16,579	56,899	65,177

Loss from operating activities	(16,579)	(56,899)	(65,177)

Provision for incomes taxes	—	—	—

Net loss	$(16,579)	(56,899)	$(65,177)

Net loss per share - basic and fully diluted	$(0.00)	(0.00)
Weighted average number of shares outstanding	13,000,000	11,505,128

The accompanying notes are an integral part of theses condensed financial statements

 Remmington Enterprises, Inc.

(An exploration stage Company)

Statements of Cash Flows

	For the	For the	Period from
	Three-Months	Nine-Months	July 15, 2011
	Ended	Ended	(Inception) to
	April 30,	April 30,	April 30,
	2012	2012	2012

Cash flows from operating activities:
Net loss	$(16,579)	$(56,899)	$(65,177)
Adjustments to reconcile not loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable and accrued expenses	12,029	43,252	46,500
Net cash (used) by operating activities	(4,550)	(13,647)	(18,677)

Cash flows from investing activities:
Purchase of mining claims	—	—	(20,600)
Net cash (used) in investing activities	—	—	(20,600)

Cash flows from financing activities:
Proceeds from the sales of common stock – related party	—	—	30,000
Proceeds from the sales of common stock	—	24,000	24,000
Issuance of stock by subscription	—	(800)	(800)
Net cash provided by financing activities	—	23,200	53,200

Net (decrease)/increase in cash	(4,550)	9,553	13,923
Cash – beginning of period	18,473	4,370	—
Cash – end of period	$13,923	13,923	$13,923

Supplemental disclosures of cash flow information:
Cash paid for interest	$—		$—
Cash paid for taxes	$—		$—

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

(B) Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of April 30, 2012, and the results of its operations and cash flows for the three and nine-months ended April 30, 2012 and the period from July 15, 2011 (inception) to April 30, 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Form S-1/A for the year ended July 31, 2011 filed with the Commission on November 1, 2011.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At April 30, 2012, the Company had no cash equivalents.

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

During the nine month period ended April 30, 2012, the Company recorded exploration costs of $0.

(F) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10. ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the period ended April 30, 2012, no impairment was recognized.

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

(H) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of April 30, 2012, there were no potential common shares underlying warrants or options.

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

NOTE 2    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $65,177 for the period of July 15, 2011 (Inception) to April 30, 2012.

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

Remmington Enterprises, Inc.

(An exploration stage Company)

Notes to Condensed Financial Statements

NOTE 3     MINING PROPERTIES

On July 26, 2011, the Company acquired four lode mining claims for cash totaling $20,600. No acquisitions were made during the period ended April 30, 2012.

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

3

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

Additional exploration activities are expected to commence in the late Summer of 2012 and are estimated to cost approximately $20,000. Funds on hand from our public offering, together with a small amount of additional funding anticipated from our majority shareholder, are expected to be sufficient to fund our additional planned exploration activities as outlined above.  Sampling and other data acquired during our exploration of Remmington claims will ultimately determine whether the project will become economically viable.

Results of Operations for the three and nine months ended April 30, 2012 and from July 15, 2011 (inception) through April 30, 2012.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $16,579 for the three months ended April 30, 2012 and expenses and a net loss of $56,899 for the nine months ended April 30, 2012. We have incurred total expenses and a net loss of $65,177 from inception on July 15, 2011 through April 30, 2012.

Our losses are attributable to operating expenses together with a lack of any revenues. Our expenses during the periods reported consisted primarily of professional fees. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of April 30, 2012, we had current assets in the amount of $13,923, consisting entirely of cash. Our current liabilities as of April 30, 2012, were $46,500. Thus, we had a working capital deficit of $32,577 as of April 30, 2012.

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

4

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

Off Balance Sheet Arrangements

As of April 30, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gary Scoggins. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2012.

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

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remmington Enterprises, Inc.

Date:	June 8, 2012

By:	/s/ Gary A. Scoggins Gary A. Scoggins
Title:	Chief Executive Officer and Director

7