Form 10-K
period 2012-07-31
REMMINGTON ENTERPRISES, INC.
filed 2012-10-29
CIK 1529293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-176736

Remmington Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-2759045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7582 Las Vegas Blvd. S., Ste. 236 Las Vegas, Nevada	89123
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (702) 217-3964

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 13,000,000 as of October 25, 2012.

1

PART I

Item 1. Business

Principal Place of Business

Our principal offices are located at 7582 Las Vegas Blvd. S., Ste. 236, Las Vegas, Nevada 89123.  Our officer and director provides office services free of charge.

In General

We are an exploration stage company engaged in the exploration of mineral properties.  We have acquired a block of mineral claims that we refer to as the Remmington claims.  The claims are formally designated as Remmington #1, Remmington #2, Remmington #3, and Remmington #4.  The claims are identified as, Bureau of Land Management Nevada Mining Claim Nos. NMC 1035534, NMC 1035535, NMC 1035536, and NMC 1035537, respectively.

Additional exploration of our mineral claims is required before a final determination as to their viability can be made. The property consists of approximately 100 acres and is located on federal land in Mineral County, Nevada.  The Remmington claims are a lode mining claims which were located on October 12, 2010.  Mining claims on federal land are staked by the placement of a discovery monument on the claim in a conspicuous place.  In Nevada, notice of the claim location is then recorded with the county recorder for the county in which the claim is located.  The Remmington claims were each staked by the placement of discovery monument secured in a mound of stone on the claims.  Notices of the claim locations were then recorded with the Mineral County, Nevada recorder on January 10, 2011. The Remmington claims are unpatented mining claims and our rights to the property are restricted to the exploration and extraction of a mineral deposit. See generally, “Compliance with Governmental Regulation,” below.  We acquired a 100% interest in the Remmington mineral claims on July 29, 2011 for a purchase price of $20,600.  Our ownership was conveyed from the original locator by way of quitclaim deed which was recorded in Mineral County, Nevada, with copy being furnished to the Bureau of Land Management. We are the sole owner of the Remmington claims and there are no royalty agreements or other contractual interests in the claims. Certain conditions must be met in order for our rights in the Remmington claims to be maintained.  All federal mining claimants must pay an annual maintenance fee per claim or site to the BLM (currently $140 per claim). Because we own an interest in 10 or fewer mining claims nationwide, we have the option of performing assessment work in the minimum amount of $100 in labor or improvements on each claim, and recording evidence of such with the BLM by December 30 of the calendar year in which the assessment year ended. The charge for recording an affidavit of annual labor or representation with BLM is $10 per claim.

Through our consulting geologist, we have performed an initial reconnaissance sampling program on our mining claims.  Our initial sampling program indicated the presence elevated silver mineralization in the rock outcrops which were sampled. Based upon the results of our initial reconnaissance sampling program, our consulting geologist has recommended an additional detailed rock sampling program, together with geological mapping of the claims and a reconnaissance sampling of nearby properties on the boundaries of the Remmington claims to determine if the acquisition of neighboring properties would be beneficial. Our planned additional exploration activities will be designed to explore for additional indications that the Remmington claims may contain commercially viable quantities of silver. We have not identified commercially exploitable reserves of silver or other precious metals on the Remmington claims to date.  We are an exploration stage company and there is no assurance that commercially viable gold quantities exist on the Remmington mineral claims.  In addition, our sole officer and director, Mr. Scoggins, has not yet visited the property.  As a result, we may face an enhanced risk that, upon management’s physical examination of the Remmington property, no commercially viable deposits of gold or other minerals will be located.

The Remmington property is without known reserves and our proposed program is exploratory in nature.

Location and Means of Access to the Remmington Claims

The Remmington #1 - 4 claims consists of four contiguous unpatented lode mining claims covering approximately 100 acres in Township 6 North, Range 32 East (T 6N, R 32E), section 7, and Township 6 North, Range 33 East (T 6N, R 33E), Sections 8 and 17, Mount Diablo Base and Meridian (MDB&M). The mining claims are located on Bureau of Land Management lands in Mineral County, Nevada, near Hawthorne, NV. Access to the claims is predominately on dirt roads that are in good condition. A 4- wheeled drive is recommended, although a 2-wheeled drive would probably access the property in the absence of inclement weather.  Directions from the town of Hawthorne, NV are as follows with a GPS point at the end of the route:

- From Hawthorne, NV,  head East on US 95. Follow US 95 for approximately 8.6 miles.

- Turn right onto Garfield Flats Road.  Follow Garfield Flats Road and Garfield Road for approximately 37.6 miles.

-Turn right at the fork onto un-named two-track road and follow for 1.5 miles. Go left at the fork, ending GPS point is 38.23262 N., 118.19981 W. (Note: The GPS units are decimal degrees (DD.ddddd) and the datum is NAD27)

- The two-track road winds up a narrow wash and stops at an elevation of about 5840’. It is a short hike up to the claims. There is no direct vehicle access to the claims.

Acquisition and Ownership of the Remmington Mineral Claims.

We have acquired a 100% interest in the Remmington mineral claims on July 29, 2011 for a purchase price of $20,600.  Our ownership was conveyed from the seller by way of quitclaim deed which was recorded in Mineral County, Nevada, with copy being furnished to the Bureau of Land Management.  All federal mining claimants must pay an annual maintenance fee per claim or site to the BLM (currently $140 per claim). Because we own an interest in 10 or fewer mining claims nationwide, we have the option of performing assessment work in the minimum amount of $100 in labor or improvements on each claim, and recording evidence of such with the BLM by December 30 of the calendar year in which the assessment year ended. The charge for recording an affidavit of annual labor or representation with BLM is $10 per claim.

History of Previous Mining Operations on the Remmington Claims and Condition of the Property

The Remmington lode claims include the historic workings of the Rock Cabin Mine, which is located at the southeastern extent of an extensive northwest / southeast mineralization trend. Historic workings are dotted throughout the claim block and consist of several small digs, shafts and prospects. One particular tunnel had been excavated to more than 60 feet deep and several have been timbered. Many of the historic workings are shallow, however, or were excavated to a few tens of feet below the surface. The small prospects, digs and shafts explore alterations on the Remmington claim block. The claims were originally laid out to maximize the coverage of these prospects. The historic Rock Cabin Mine was a producer of gold, silver, lead and tin.  Silver production is more prevalent in the southern half of the mining district that includes the Remmington lode claims. There are no historical production records available for silver or other metals on the claim.

The Remmington #1 - #4 lode claims are located in the Garfield Hills near Garfield Flat. The property occupies a northwest-southeast trending ridge that slopes fairly steeply down in all directions. The elevation ranges from 5920’ to 6158’ amsl. It contains arid, high-elevation vegetation consisting predominantly of sagebrush and various grasses and shrubs. The claims occupy the crest of a north-northwest - south-southeast trending rocky peninsula to the Garfield alkali flats.

There is currently no electrical power available on the Remmington claims.

Work Completed to Date and Planned Geological Exploration Program

Our consulting geologist, Charles P. Watson, CA Professional Geologist #7818, has performed a reconnaissance-level mineral assessment of the property to outline its potential for an economically viable mineral deposit.  The project consisted of the reconnaissance of historic prospects on the property and the collection of five representative rock samples.  Sample descriptions were prepared, photographs taken and GPS positioning was determined. The samples were transported under chain of custody to ALS Minerals in Sparks, Nevada, a professional mineral testing and assaying facility. The testing result certificates were sent directly to the professional geologist, whereupon they were evaluated.  The specific assay test involved a 35-element suite that used an aqua regia digest followed by an ICP analysis. In addition, a 30-gram sample was fire assayed for gold.

A summary of the results is presented in Table 1, below:

Table 1
Sample Description	Au ppm	Ag ppm	Cu ppm	Pb ppm	Zn ppm
RC-1	0.033	0.3	9	9	68
RC-2	0.109	14.4	143	5,660	1,755
RC-3	0.431	115	3,020	28,500	34,000
RC-4	0.012	6.7	286	2,980	2,030
RC-5	0.612	175	2,360	55,300	7,400

Laboratory results confirmed field observations of results for high-grade silver and base metal mineralization occurs on the property. Two samples, RC-3 and RC-5 reported over 100 ppm silver with a peak silver assay of 175 ppm (5.6 OPT). The highest silver assays came from samples of the quartz veining mineralization where intense solution boiling was noted. A key item of note was the high silver values are also associated with elevated lead. Zinc appears to be a non-pathfinder mineral as it was high in RC-3 and relatively low in RC-5. Modest amounts of copper were also reported, and these two samples showed the highest values for the five samples collected. Interestingly, gold was also highest in these two samples, showing 0.4 and 0.6 ppm, respectively. Although not impressive, it is noteworthy.

The two perimeter iron oxide mineralization samples collected, RC-1 and RC-2, showed promising silver results in RC-2. Considering that surface leaching of silver is common, it suggests that higher silver values could be found at depth. Proportionally, lead was also elevated in RC-2, which supports the silver-leaching hypothesis. Further reconnaissance of these areas has been recommended by our consulting geologist.

Based on the results of the initial Phase 1 reconnaissance sampling program, our consulting geologist has recommended taking additional steps in an exploration plan to explore for commercial silver deposits on the Remmington claims.

Recommendations for additional sampling and testing include:

- Additional prospects are observed around the boundaries of the Remmington claim block. These prospects should be sampled, assayed and acquired through additional claim staking if positive results are returned.

- Vicinity and detailed local geological mapping should be conducted with particular attention paid to the alteration suites

- Conduct a detailed rock sampling program with between 100-200 samples to better define the alteration suites, their spatial distribution and level of surface mineralization.

- Begin the permitting process for subsurface mineral sampling through exploration test pits or through dozer cuts. Planning should also address the possibility of using the disturbance in the anticipation of a future diamond drill program.

The Phase I reconnaissance sampling program was completed at a cost of $5,000.  As discussed in more detail under “Management Discussion and Analysis of Financial Condition and Results of Operations,” below, we currently plan to pursue a sampling and mapping program on the property at an approximate cost of $20,000.

Geology and Potential Silver Sources on the Remmington Claims

Rocks in the Remmington lode claims area consist of a package of Jurassic-age sedimentary rocks of the Dunlap Formation and Triassic-age Gabbs and Sunrise Formations. The Dunlap Formation consists of interstratified sandstones, conglomerate and volcanic flows and tuffaceous sandstones. The Gabbs and Sunrise Formations sandstones consist of limey sandstone, sandy limestone and siltstone, with occasional interbeds of shale. These rock types generally make good host rocks for mineralization. Bedding generally strikes northwest and parallels the ridgeline, and dips to the southwest. The contact between the Triassic and Jurassic rocks is noted in the literature as an unconformity, however, here it is likely faulted.  The thickness of the sedimentary package is not well understood at this time but is believed to be on the order of a few thousand feet or more. Tectonic disruption of the sediment units is common. Folding is both local and regional. Drag folds associated regional folding are often sheared and smallscale anticlinal folding forms wide separations between varying rock compositions. Although no large-scale faults were seen on the Remmington lode claim block, a short distance away and to the south is a large normal fault that brings sedimentary rocks adjacent to the Tertiary volcanic rocks that cap much of the Garfield Hills.

Rocks of the Garfield Hills show strong alteration halos that suggest plutonic intrusion at relatively shallow depths. The general circular topographic shape of the Garfield Hills suggests that it sits on top of a collapsed plutonic dome. Basaltic-andesitic dikes are scattered on the Remmington claims. These intrusions were likely the driving sources for the alterations and mineralizations.

Alterations generally consisted of either: (1) a weak to strong iron oxide veining that is accompanied by some quartz veining and some argillicization, or (2) multiple-phase quartz veining with visible precious and base metal mineralization. The iron oxide alteration occurs in broad aureoles about the property. They seem to be following zones of structural weakness developed by either the folding or faulting. Some iron oxide alteration is intense to a point of becoming gossen-like. The iron oxides alterations are impregnated with thin brown to druzy quartz veinlets and remnant iron sulfides can be seen trapped within the siliceous matrix. Several large siliceous iron oxide alteration haloes were observed on the claims but had no prospect pits. Samples RC-1 and RC-2 were obtained from these perimeter alterations.

The quartz veining mineralization associated with the oxide alteration is predominantly milky white and often shows several phases of brecciatation and remineralization. Boiling of the siliceous solutions is prevalent, leaving behind vugs and corroded minerals, giving the rocks a sugary texture with dirty brown to gray-black appearance from the silver, lead and zinc minerals. Observed ore minerals were argentite, acanthite. cerussite, galena, malachite, azurite, smithsonite and chalcosite. The argentite and acanthite showed evidence of being leached and, therefore, silver assay values are expected be lower at the surface and should increase with depth. Inch-wide veins of galena were observed. Calcite, barite, hematite, magnetite, adularia, siderite and an assemblage of clay minerals are among the gangue minerals. While most of the veins are less than six inches wide, some are over three feet wide.

Competition

The mineral exploration industry, in general, is intensely competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims.  We were incorporated on July 15, 2011 and our operations are not well-established.  Our resources at the present time are limited.  We may exhaust all of our resources and be unable to complete full exploration of the Remmington mineral claims.  There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities.   If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations.  These factors set forth above could inhibit our ability to compete with other companies in the industry and entered into production of the mineral claim if a commercial viable deposit is found to exist.

Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result our not receiving an adequate return on invested capital.

Compliance with Government Regulation

The General Mining Law of May 10, 1872, as amended (30 U.S.C. §§ 22-54 and §§ 611-615) is the major U.S. federal law governing locatable minerals. This law allows citizens of the United States the opportunity to explore for, discover, and purchase certain valuable mineral deposits on those federal lands that are open to mineral entry. The law sets general standards and guidelines for claiming the possessory right to a valuable mineral deposit discovered during exploration. The General Mining Law allows for the enactment of state laws governing location and recording of mining claims and sites that are consistent with federal law. The federal regulations implementing the General Mining Law are found at Title 43 of the Code of Federal Regulations (CFR) in Groups 3700 and 3800.

A mining claim is a selected parcel of U.S. federal land, valuable for a specific mineral deposit or deposits, for which the claimant has asserted a right of possession under the General Mining Law. Our rights to the Remmington claims are restricted to the exploration and extraction of a mineral deposit. The rights granted by a mining claim protect against a challenge by the United States and other claimants only after the discovery of a valuable mineral deposit. The two types of mining claims are lode and placer. The Remmington claim is a lode claim. Lode Claims cover classic veins or lodes having well-defined boundaries and also include other rock in-place bearing valuable mineral deposits. Lode claims are usually located as parallelograms with the side lines parallel to the vein or lode. The end lines of the lode claim must be parallel to qualify for underground extralateral rights. Extralateral rights involve the rights to minerals in vein or lode form that extend at depth outside the vertical boundaries of the claim. The Remmington claims are unpatented mining claims.  A patented mining claim is one for which the federal government has conveyed title, making it private land. Since October 1, 1994, the BLM has been prohibited by acts of Congress from accepting any new mineral patent applications.

Generally, all claimants must pay an annual maintenance fee per claim or site to the BLM, or file for a waiver from payment of fees by September 1 of each year. Failure to file for a waiver or pay the fee by September 1 results in the claim or site becoming forfeited by operation of law. Claimants having an interest in 10 or fewer claims nationwide may elect to file for a waiver from payment of the maintenance fee and perform annual labor or make improvements worth $100 each year for each mining claim held. Assessment work is work or labor that performed that develops the claim for production (43 CFR Part 3836). Geological, geophysical, and geochemical surveys may qualify as assessment work for a limited period. Use of these surveys requires the filing of a detailed report, including basic findings.

State laws also require the annual filing of an affidavit of assessment work with the proper county if the work is performed. The filing of an affidavit of annual assessment work with both the local county office and the proper BLM State Office is required if the claimant elects to file a waiver from payment of the maintenance fees. The affidavit or proof of labor must be filed no later than December 30 following the filing of a waiver in the proper BLM State Office and in the county or borough recorder’s office.

Performance of assessment work must be within a certain period referred to as the assessment year. The assessment year begins at noon of each September 1. It ends at noon September 1 of the next year (43 CFR Part 3836). Performance of assessment work need not occur during the first assessment year of location.

Exploration and mining activities on BLM-administered land are controlled by the regulations of the Secretary of the Interior contained in 43 CFR, Subparts 3715 and 3809. We are required by these regulations to prevent unnecessary or undue degradation of the land. For activities other than casual use, we will be required to submit either a notice or a plan of operations. A plan of operations, which includes a reclamation plan, is required where activities involve the surface disturbance of more than 5 acres. Notices also require the submission of a reclamation plan and are submitted for exploration activities covering 5 acres or less. There is no requirement for notifying the BLM of casual use activities. Casual use activities are those that cause only negligible disturbance of public lands and resources. For example, activities that do not involve the use of earthmoving equipment or explosives may be considered casual use.

We will be required to reclaim any surface disturbing activity, even if the claim or site is declared abandoned and void or forfeited by the BLM. Reclamation will be required if we relinquish the claim or site to the Federal Government. The BLM requires a reclamation bond or other financial security prior to approving a plan of operations or allowing operations under a notice to proceed. Surface Management actions are processed at the local level.  The relevant BLM district office for the Remmington claims is in Carson City, Nevada.

Although we do not believe that our currently planned sampling and related exploration activities will require permitting from the BLM, we do intend to begin the permitting process for subsurface mineral sampling through exploration test pits or through dozer cuts.  We intend to submit a plan of operations for these activities to the BLM district office with the assistance of our consulting geologist. The plan of operations must include appropriate environmental protection and reclamation measures and describe either the entire operation proposed or reasonably foreseeable operations and how they would be conducted, including the nature and location of proposed structures and facilities.

The public has the conditional right to cross mining claims or sites for recreational and other purposes and to access federal lands beyond the claim boundaries. Although claimants have a right of access to a mining claim or site across federal lands, they are not allowed to cause unnecessary or undue degradation of the surface resources. Claimants may be liable for damages if found responsible for unnecessary loss of or injury to property of the United States. We may not construct permanent structures, mobile structures, or store equipment without the prior approval of an authorized federal official.

Employees

We have no employees other than our president and CEO, Mr. Scoggins. We conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not currently have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 2. Properties

The Remmington #1 - 4 claims consists of four contiguous unpatented lode mining claims covering approximately 100 acres in Township 6 North, Range 32 East (T 6N, R 32E), section 7, and Township 6 North, Range 33 East (T 6N, R 33E), Sections 8 and 17, Mount Diablo Base and Meridian (MDB&M). The claims are identified as Bureau of Land Management Nevada Mining Claim Nos. NMC 1035534, NMC 1035535, NMC 1035536, and NMC 1035537, respectively, and total roughly 100 acres in size.

Figure 1, below, shows the location of the Property and the means of access to the property in Mineral County, Nevada.

Figure 2, below, shows the boundaries of the Remmington claim block and the elevations on and around the property.

N
600'
600'
1500'
1500'
1500'
1500'
600'
600'
6158
Rock Cabin
Mine
1333' @ 73.0° from
SW corner of Sec. 8
T. 6N., R. 33E, MDBM
5926
5730
17
8
Claim Boundary
Corner Monument
Discovery Monument

Advanced Geologic Exploration, Inc.
Scientists of the Earth™
P.O. Box 1956 • Chester • California • 96020
Tel: (530) 258-4228 • Fax: (530) 258-4339

Remington #1 - #4
Lode Mining Claims

Lode Claim Detail Map 2	
Garfield Hills Mining Dist.	T. 6N, R. 32E, S. 7, MDBM T. 6N, R. 33E, S. 8, 17, MDBM
Mineral County, NV	Figure 4

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Nevada is Val-U-Corp Services, Inc., 1802 N. Carson St., #212, Carson City, NV 89701.

Item 4. Mine Safety Disclosures

Our agent for service of process in Nevada is Gary A. Scoggins, 7582 Las Vegas Blvd. S., Ste. 236, Las Vegas, Nevada 89123.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “RMMG”.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
July 31, 2012	$0.20	$0.20
April 30, 2012	n/a	n/a
January 31, 2012	n/a	n/a
October 31, 2011	n/a	n/a
Fiscal Year Ending June 30, 2011
Quarter Ended	High $	Low $
July 31, 2011	n/a	n/a
April 30, 2011	n/a	n/a
January 31, 2011	n/a	n/a
October 31, 2010	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 25, 2012, we had 13,000,000 shares of our common stock issued and outstanding, held by thirty-one (31) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We closed an issue of 10,000,000 shares of common stock on July 19, 2011 to Gary A. Scoggins, our president, CEO, CFO, and sole director. Mr. Scoggins acquired these shares in exchange for $30,000 at a price of $0.003 per share. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Additional exploration activities are expected to commence in the late Summer of 2012 and are estimated to cost approximately $20,000.  We will require some additional capital to fully fund our additional planned exploration activities as outlined above.  Sampling and other data acquired during our exploration of Remmington claims will ultimately determine whether the project will become economically viable.

Results of Operations for the Year Ended July 31, 2012 and for the period from July 15, 2011 (date of inception) through July 31, 2012

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $71,153 for the year ended July 31, 2012. Our expenses consisted of professional fees in the amount of $68,650, exploration costs of $560, and general and administrative expenses in the amount of $1,943. By comparison, we incurred expenses and a net loss of $8,279 during the period from inception (July 15, 2011 to July 31, 2011. Our expenses consisted of professional fees in the amount of $3,249, mineral exploration costs of $5,000, and general and administrative expenses of $30. We have incurred total expenses and a net loss of $79,432 from inception on July 15, 2011 through July 31, 2012.

Liquidity and Capital Resources

As of July 31 2012, we had current assets in the amount of $11,642 consisting entirely of cash. Our current liabilities as of July 31, 2012, were $58,474, consisting entirely of accounts payable and accrued expenses. Thus, we had a working capital deficit of $46,832 as of July 31, 2012.

We have incurred cumulative net losses of $79,432 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $20,000. Our cash on hand will not be sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses. Additional financing will therefore be required in order for us to proceed with Phase II. At this time, we do not have any financing commitments or other arrangements in place. We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program. In the event that additional equity or debt financing cannot be obtained, we may consider performing a more limited Phase II exploration program in order to meet the constraints posed by our available capital resources.

Off Balance Sheet Arrangements

As of July 31 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $79,432 since inception, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management does not believe that any of our accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financials position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2012 and 2011;
F-3	Statements of Operations for the year ended July 31, 2012 and for the period from July 15, 2011 (date of inception) through July 31, 2012
F-4	Statements of Changes In Stockholders’ Deficit for the period from July 15, 2011 (date of inception) through July 31, 2012;
F-5	Statements of Cash Flows for the year ended July 31, 2012 and for the period from July 15, 2011 (date of inception) through July 31, 2012
F-6	Notes to Financial Statements
15

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Remmington Enterprises, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheet of Remmington Enterprises, Inc. ("the Company") as of July 31, 2012 and the related statements of operation, changes in stockholders’ equity and cash flows for the year ended July 31, 2012 and the period of July 15, 2011 (Inception) to July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2012 and the results of its operations, shareholders’ equity, and cash flows for the year ended July 31, 2012 and the period from July 15, 2011 (Inception) to July 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver Martin & Samyn, LLC

Weaver Martin & Samyn, LLC

Kansas City, Missouri

October 29, 2012

REMMINGTON ENTERPRISES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	July 31,	July 31,
	2012	2011
ASSETS
Current assets
Cash	$11,642	$4,370
Total current assets	11,642	4,370

Other assets
Capitalized mining claims	20,600	20,600
Total other assets	20,600	20,600

Total assets	$32,242	$24,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$58,474	$3,249
Total current liabilities	58,474	3,249

Stockholders’ (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, None issued and outstanding at July 31, 2012 and 2011, respectively	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 13,000,000 and 10,000,000 issued and outstanding at July 31, 2012 and 2011, respectively	13,000	10,000
Additional paid-in capital	41,000	20,000
Stock subscriptions receivable	(800)	—
Deficit accumulated during the exploration stage	(79,432)	(8,279)
Total stockholders’ equity (deficit)	(26,232)	21,721

Total liabilities and stockholders’ equity	$32,242	$24,970

The accompanying notes are an integral part of theses financial statements

REMMINGTON ENTERPRISES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

		Period from
		July 15, 2011
	For the Year Ended	(Inception) to
	July 31,	July 31,
	2012	2011

Revenue	$—	$—

Operating expenses:
Professional fees	68,650	71,899
Exploration costs	560	5,560
General and administrative	1,943	1,973
Total operating expenses	71,153	79,432

Loss from operating activities	(71,153)	(79,432)

Provision for incomes taxes	—	—

Net loss	$(71,153)	$(79,432)

Net loss per share – basic and fully diluted	$(0.01)
Weighted average number of shares outstanding	11,881,918

The accompanying notes are an integral part of theses financial statements

REMMINGTON ENTERPRISES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

							(Deficit)
							Accumulated
					Additional		During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Exploration	Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Balance: July 15, 2011 (Inception)	—	$—	—	$—	$—	$—	$—	$—

Common stock issued for cash – Related party	—	—	10,000,000	10,000	20,000	—	—	30,000
Net loss, July 31, 2011	—	—	—	—	—	—	(8,279)	(8,279)

Balance, July 31, 2011	—	—	10,000,000	10,000	20,000	—	(8,279)	21,721

Common stock issued for cash and receivables	—	—	3,000,000	3,000	21,000	(800)	—	23,200

Net loss, July 31, 2012	—	—	—	—	—	—	(71,153)	(71,153)
Balance, July 31, 2012	—	$—	13,000,000	$13,000	$41,000	$(800)	$(79,432)	$(26,232)

REMMINGTON ENTERPRISES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

		Period from
	For the Year Ended	July 15, 2011
	July 31,	(Inception) to
	2012	July 31, 2011
Cash flows from operating activities:
Net loss	$(71,153)	$(8,279)
Adjustments to reconcile not loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable and accrued expenses	55,225	3,249
Net cash (used) by operating activities	(15,928)	(5,030)

Cash flows from investing activities:
Purchase of mining claims	—	(20,600)
Net cash (used) in investing activities	—	(20,600)

Cash flows from financing activities:
Proceeds from the sales of common stock – related party	—	30,000
Proceeds from the sales of common stock	24,000	—
Issuance of stock by subscription	(800)	—
Net cash provided by financing activities	23,200	23,200

Net increase in cash	7,272	4,370
Cash - beginning of period	4,370	—
Cash - end of period	$11,642	$4,370

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of theses financial statements

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

(B) Basis of Presentation

The Company is in the exploration stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and include the have been consistently applied in the preparation of the financial statements on a going concern basis, which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future.

The Company has adopted a July 31 year end.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At July 31, 2012, the Company had no cash equivalents.

(E) Exploration and Development Costs

In general, exploration costs are expensed as incurred. When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. During the year ended July 31, 2012, the Company recorded exploration costs of $560.

(F) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10. ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the period ended July 31, 2012, no impairment was recognized.

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

(H) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of July 31, 2012, there were no potential common shares underlying warrants or options.

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

Remmington Enterprises, Inc.

(An exploration stage Company)

Notes to Condensed Financial Statements

Note 2    Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $79,432 for the period of July 15, 2011 (Inception) to July 31, 2012.

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

Note 3     Mining Properties

On July 26, 2011, the Company acquired four lode mining claims for cash totaling $20,600. No acquisitions were made during the period ended July 31, 2012.

Note 4   Related Party Transactions

On July 19, 2011, the Company issued 10,000,000 shares of its restricted common stock to its sole officer and director at a rate of $0.003 per share. (See NOTE 5)

Note 5     Stockholders’ (Deficit)

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

During the year ended July 31, 2012, the Company issued a total of 3,000,000 shares of its common stock at a price of $0.008 per share for a total of $23,200 cash and $800 in stock subscriptions receivable.

Remmington Enterprises, Inc.

(An exploration stage Company)

Notes to Condensed Financial Statements

Note 6   Subsequent Events

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2012.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, July 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of October 25, 2012.

Name	Age	Position(s) and Office(s) Held
Gary A. Scoggins	31	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Gary A. Scoggins.   Mr. Scoggins was appointed as our President, CEO, CFO, and sole Director concurrently with his founding of the company on July 15, 2011.  Mr. Scoggins has worked as an independent professional barber for the past eleven years. Mr. Scoggins does not have any prior experience as a chief executive or as the head of a public company.  There are no items of specific professional experience, qualifications, or skills that led to his appointment as our sole officer and director.

Directors

Our bylaws authorize no less than one (1) director.  We currently have one Director.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officer and director.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

• The appropriate size of our Board of Directors;

• Our needs with respect to the particular talents and experience of our directors;

• The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

• Experience in political affairs;

• Experience with accounting rules and practices; and

• The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of October 25, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with  its named executive officer and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a exploration stage business, the company has not paid any cash and/or stock compensation to its named executive officer.

Our sole executive officer holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in growing our operations and potential revenue base to the best of his ability.   As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary A. Scoggins, CEO, CFO, President, Secretary-Treasurer, Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our named executive officer does not currently receive any compensation from the Company for his service as an officer of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Gary A. Scoggins	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary A. Scoggins	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 25, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 13,000,000 shares of common stock issued and outstanding on October 25, 2012.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Gary A. Scoggins 7582 Las Vegas Blvd. S., Ste. 236 Las Vegas, Nevada 89123	10,000,000	76.92%
Common	Total all executive officers and directors	10,000,000	76.92%

Common	Other 5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

- Any of our directors or officers;

- Any person proposed as a nominee for election as a director;

- Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

- Any of our promoters;

- Any relative or spouse of any of the foregoing persons who has the same house address as such person.

1. On July 19, 2011 our founder, president, CEO, CFO, and sole director, Gary A. Scoggins, contributed our initial equity capital by purchasing 10,000,000 shares of common stock in exchange for $30,000 at a price of $0.003 per share.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
July 31, 2012	$4,500	$4,500	-	-
July 31, 2011	$4,500	-	-	-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed September 8, 2011.

**Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remmington Enterprises, Inc.

By:	/s/ Gary A. Scoggins
Gary A. Scoggins
Title:	President
Date:	October 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gary A. Scoggins
Gary A. Scoggins
Title:	Chief Executive Officer, Chief Financial Officer, and sole Director
Date:	October 29, 2012

