Form 10-K
period 2013-07-31
REMMINGTON ENTERPRISES, INC.
filed 2013-10-29
CIK 1529293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $600,000 as of January 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 13,000,000 as of October 28, 2013.

1

PART I

Item 1. Business

Principal Place of Business

Our principal offices are located at 7582 Las Vegas Blvd. S., Ste. 236, Las Vegas, Nevada 89123.  Our officer and director provides office services free of charge.

In General

We are an exploration stage company engaged in the exploration of mineral properties.  We have acquired a block of mineral claims that we refer to as the Remington claims.  The claims are formally designated as Remington #1, Remington #2, Remington #3, and Remington #4.  The claims are identified as, Bureau of Land Management Nevada Mining Claim Nos. NMC 1035534, NMC 1035535, NMC 1035536, and NMC 1035537, respectively.

Additional exploration of our mineral claims is required before a final determination as to their viability can be made. The property consists of approximately 100 acres and is located on federal land in Mineral County, Nevada.  The Remington claims are a lode mining claims which were located on October 12, 2010.  Mining claims on federal land are staked by the placement of a discovery monument on the claim in a conspicuous place.  In Nevada, notice of the claim location is then recorded with the county recorder for the county in which the claim is located.  The Remington claims were each staked by the placement of discovery monument secured in a mound of stone on the claims.  Notices of the claim locations were then recorded with the Mineral County, Nevada recorder on January 10, 2011. The Remington claims are unpatented mining claims and our rights to the property are restricted to the exploration and extraction of a mineral deposit. See generally, “Compliance with Governmental Regulation,” below.  We acquired a 100% interest in the Remington mineral claims on July 29, 2011 for a purchase price of $20,600.  Our ownership was conveyed from the original locator by way of quitclaim deed which was recorded in Mineral County, Nevada, with copy being furnished to the Bureau of Land Management. We are the sole owner of the Remington claims and there are no royalty agreements or other contractual interests in the claims. Certain conditions must be met in order for our rights in the Remington claims to be maintained.  All federal mining claimants must pay an annual maintenance fee per claim or site to the BLM (currently $140 per claim). Because we own an interest in 10 or fewer mining claims nationwide, we have the option of performing assessment work in the minimum amount of $100 in labor or improvements on each claim, and recording evidence of such with the BLM by December 30 of the calendar year in which the assessment year ended. The charge for recording an affidavit of annual labor or representation with BLM is $10 per claim.

Through our consulting geologist, we have performed an initial reconnaissance sampling program on our mining claims.  Our initial sampling program indicated the presence elevated silver mineralization in the rock outcrops which were sampled. Based upon the results of our initial reconnaissance sampling program, our consulting geologist has recommended an additional detailed rock sampling program, together with geological mapping of the claims and a reconnaissance sampling of nearby properties on the boundaries of the Remington claims to determine if the acquisition of neighboring properties would be beneficial. Our planned additional exploration activities will be designed to explore for additional indications that the Remington claims may contain commercially viable quantities of silver. We have not identified commercially exploitable reserves of silver or other precious metals on the Remington claims to date.  We are an exploration stage company and there is no assurance that commercially viable gold quantities exist on the Remington mineral claims.  In addition, our sole officer and director, Mr. Scoggins, has not yet visited the property.  As a result, we may face an enhanced risk that, upon management’s physical examination of the Remington property, no commercially viable deposits of gold or other minerals will be located.

The Remington property is without known reserves and our proposed program is exploratory in nature.

Location and Means of Access to the Remington Claims

The Remington #1 - 4 claims consists of four contiguous unpatented lode mining claims covering approximately 100 acres in Township 6 North, Range 32 East (T 6N, R 32E), section 7, and Township 6 North, Range 33 East (T 6N, R 33E), Sections 8 and 17, Mount Diablo Base and Meridian (MDB&M). The mining claims are located on Bureau of Land Management lands in Mineral County, Nevada, near Hawthorne, NV. Access to the claims is predominately on dirt roads that are in good condition. A 4- wheeled drive is recommended, although a 2-wheeled drive would probably access the property in the absence of inclement weather.  Directions from the town of Hawthorne, NV are as follows with a GPS point at the end of the route:

·	From Hawthorne, NV, head East on US 95. Follow US 95 for approximately 8.6 miles.
·	Turn right onto Garfield Flats Road. Follow Garfield Flats Road and Garfield Road for approximately 37.6 miles.

·	Turn right at the fork onto un-named two-track road and follow for 1.5 miles. Go left at the fork, ending GPS point is 38.23262 N., 118.19981 W. (Note: The GPS units are decimal degrees (DD.ddddd) and the datum is NAD27)
·	The two-track road winds up a narrow wash and stops at an elevation of about 5840’. It is a short hike up to the claims. There is no direct vehicle access to the claims.

Acquisition and Ownership of the Remington Mineral Claims.

We have acquired a 100% interest in the Remington mineral claims on July 29, 2011 for a purchase price of $20,600.  Our ownership was conveyed from the seller by way of quitclaim deed which was recorded in Mineral County, Nevada, with copy being furnished to the Bureau of Land Management.  All federal mining claimants must pay an annual maintenance fee per claim or site to the BLM (currently $140 per claim). Because we own an interest in 10 or fewer mining claims nationwide, we have the option of performing assessment work in the minimum amount of $100 in labor or improvements on each claim, and recording evidence of such with the BLM by December 30 of the calendar year in which the assessment year ended. The charge for recording an affidavit of annual labor or representation with BLM is $10 per claim.

History of Previous Mining Operations on the Remington Claims and Condition of the Property

The Remington lode claims include the historic workings of the Rock Cabin Mine, which is located at the southeastern extent of an extensive northwest / southeast mineralization trend. Historic workings are dotted throughout the claim block and consist of several small digs, shafts and prospects. One particular tunnel had been excavated to more than 60 feet deep and several have been timbered. Many of the historic workings are shallow, however, or were excavated to a few tens of feet below the surface. The small prospects, digs and shafts explore alterations on the Remington claim block. The claims were originally laid out to maximize the coverage of these prospects. The historic Rock Cabin Mine was a producer of gold, silver, lead and tin.  Silver production is more prevalent in the southern half of the mining district that includes the Remington lode claims. There are no historical production records available for silver or other metals on the claim.

The Remington #1 - #4 lode claims are located in the Garfield Hills near Garfield Flat. The property occupies a northwest-southeast trending ridge that slopes fairly steeply down in all directions. The elevation ranges from 5920’ to 6158’ amsl. It contains arid, high-elevation vegetation consisting predominantly of sagebrush and various grasses and shrubs. The claims occupy the crest of a north-northwest - south-southeast trending rocky peninsula to the Garfield alkali flats.

There is currently no electrical power available on the Remington claims.

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

Based on the results of the initial Phase 1 reconnaissance sampling program, our consulting geologist has recommended taking additional steps in an exploration plan to explore for commercial silver deposits on the Remington claims.

Recommendations for additional sampling and testing include:

·	Additional prospects are observed around the boundaries of the Remington claim block. These prospects should be sampled, assayed and acquired through additional claim staking if positive results are returned.

·	Vicinity and detailed local geological mapping should be conducted with particular attention paid to the alteration suites

·	Conduct a detailed rock sampling program with between 100-200 samples to better define the alteration suites, their spatial distribution and level of surface mineralization.

·	Begin the permitting process for subsurface mineral sampling through exploration test pits or through dozer cuts. Planning should also address the possibility of using the disturbance in the anticipation of a future diamond drill program.

The Phase I reconnaissance sampling program was completed at a cost of $5,000.  As discussed in more detail under “Management Discussion and Analysis of Financial Condition and Results of Operations,” below, we currently plan to pursue a sampling and mapping program on the property at an approximate cost of $20,000.

Geology and Potential Silver Sources on the Remington Claims

Rocks in the Remington lode claims area consist of a package of Jurassic-age sedimentary rocks of the Dunlap Formation and Triassic-age Gabbs and Sunrise Formations. The Dunlap Formation consists of interstratified sandstones, conglomerate and volcanic flows and tuffaceous sandstones. The Gabbs and Sunrise Formations sandstones consist of limey sandstone, sandy limestone and siltstone, with occasional interbeds of shale. These rock types generally make good host rocks for mineralization. Bedding generally strikes northwest and parallels the ridgeline, and dips to the southwest. The contact between the Triassic and Jurassic rocks is noted in the literature as an unconformity, however, here it is likely faulted.  The thickness of the sedimentary package is not well understood at this time but is believed to be on the order of a few thousand feet or more. Tectonic disruption of the sediment units is common. Folding is both local and regional. Drag folds associated regional folding are often sheared and smallscale anticlinal folding forms wide separations between varying rock compositions. Although no large-scale faults were seen on the Remington lode claim block, a short distance away and to the south is a large normal fault that brings sedimentary rocks adjacent to the Tertiary volcanic rocks that cap much of the Garfield Hills.

Rocks of the Garfield Hills show strong alteration halos that suggest plutonic intrusion at relatively shallow depths. The general circular topographic shape of the Garfield Hills suggests that it sits on top of a collapsed plutonic dome. Basaltic-andesitic dikes are scattered on the Remington claims. These intrusions were likely the driving sources for the alterations and mineralizations.

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

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims.  We were incorporated on July 15, 2011 and our operations are not well-established.  Our resources at the present time are limited.  We may exhaust all of our resources and be unable to complete full exploration of the Remington mineral claims.  There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities.   If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations.  These factors set forth above could inhibit our ability to compete with other companies in the industry and entered into production of the mineral claim if a commercial viable deposit is found to exist.

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

A mining claim is a selected parcel of U.S. federal land, valuable for a specific mineral deposit or deposits, for which the claimant has asserted a right of possession under the General Mining Law. Our rights to the Remington claims are restricted to the exploration and extraction of a mineral deposit. The rights granted by a mining claim protect against a challenge by the United States and other claimants only after the discovery of a valuable mineral deposit. The two types of mining claims are lode and placer. The Remington claim is a lode claim. Lode Claims cover classic veins or lodes having well-defined boundaries and also include other rock in-place bearing valuable mineral deposits. Lode claims are usually located as parallelograms with the side lines parallel to the vein or lode. The end lines of the lode claim must be parallel to qualify for underground extralateral rights. Extralateral rights involve the rights to minerals in vein or lode form that extend at depth outside the vertical boundaries of the claim. The Remington claims are unpatented mining claims.  A patented mining claim is one for which the federal government has conveyed title, making it private land. Since October 1, 1994, the BLM has been prohibited by acts of Congress from accepting any new mineral patent applications.

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

We will be required to reclaim any surface disturbing activity, even if the claim or site is declared abandoned and void or forfeited by the BLM. Reclamation will be required if we relinquish the claim or site to the Federal Government. The BLM requires a reclamation bond or other financial security prior to approving a plan of operations or allowing operations under a notice to proceed. Surface Management actions are processed at the local level.  The relevant BLM district office for the Remington claims is in Carson City, Nevada.

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

Item 2. Properties

The Remington #1 - 4 claims consists of four contiguous unpatented lode mining claims covering approximately 100 acres in Township 6 North, Range 32 East (T 6N, R 32E), section 7, and Township 6 North, Range 33 East (T 6N, R 33E), Sections 8 and 17, Mount Diablo Base and Meridian (MDB&M). The claims are identified as Bureau of Land Management Nevada Mining Claim Nos. NMC 1035534, NMC 1035535, NMC 1035536, and NMC 1035537, respectively, and total roughly 100 acres in size.

Figure 1, below, shows the location of the Property and the means of access to the property in Mineral County, Nevada.

N
Gray Hills
Bald Mtn
9191
CAMBRIDGE HILLS
WASSUK RANGE
WALKER LAKE
GILLIS RANGE
GABBS VALLEY RANGE
Pike Peak
8433
Mt Grant
11239
Thorne
HAWTHORNE AMMUNITION DEPOT
Babbitt
Hawthorne
Hwy 95
Hwy 361
Hwy 359
SODA SPRING VALLEY
Luning
Big Indian Mtn
10080
Corey Peak
10520
MINERAL
Mable Mtn
GARFIELD HILLS
Garfield Flat
Mina
Sodaville
1ST STANDARD PARALLEL
Lode Claims Location
Butler Mtn
9445
Powell Mtn
9530
Aurora Crater
Aurora Peak
8751
Mt Hicks
Bald Pk
Brawley Peaks
9545
WHISKY FLAT
TOIYABE
ALKALI VALLEY
HILLS
MOUNTAINS
Marietta
Teels Marsh
Tonopah Junc
Bodie
Little
Mud Spring

Advanced Geologic Exploration, Inc.
Scientists of the Earth™
P.O. Box 1956 • Chester • California • 96020
Tel: (530) 258-4228 • Fax: (530) 258-4339

Remington #1 - #4

Lode Mining Claims

Lode Claim Regional Map

Garfield Hills Mining Dist.	T. 6N, R. 32E, S. 7, MDBM T. 6N, R. 33E, S. 8, 17, MDBM
Mineral County, NV	Figure 1

Figure 2, below, shows the boundaries of the Remmington claim block and the elevations on and around the property.

N
600'
600'
1500'
1500'
1500'
1500'
600'
600'
6158
Rock Cabin
Mine
1333' @ 73.0° from
SW corner of Sec. 8
T. 6N., R. 33E, MDBM
5926
5730
8
17
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

Our agent for service of process in Nevada is Gary A. Scoggins, 7582 Las Vegas Blvd. S., Ste 236, Las Vegas, NV 89123.

Item 4. Mine Safety Disclosures

Not applicable.

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

Fiscal Year Ending July 31, 2013
Quarter Ended	High $	Low $
July 31, 2013	$0.20	$0.20
April 30, 2013	$0.20	$0.20
January 31, 2013	$0.20	$0.20
October 31, 2012	$0.20	$0.20

Fiscal Year Ending July 31, 2012
Quarter Ended	High $	Low $
July 31, 2012	$0.20	$0.20
April 30, 2012	n/a	n/a
January 31, 2012	n/a	n/a
October 31, 2011	n/a	n/a

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

Holders of Our Common Stock

As of October 28, 2013, we had 13,000,000 shares of our common stock issued and outstanding, held by thirty-one (31) shareholders of record.

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

Results of Operations for the Years Ended July 31, 2013 and 2012, and for the period from July 15, 2011 (date of inception) through July 31, 2013

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $79,978 for the year ended July 31, 2013. Our expenses consisted of professional fees in the amount of $78,412, exploration costs of $606, and general and administrative expenses in the amount of $960. By comparison, we incurred expenses and a net loss in the amount of $71,153 for the year ended July 31, 2012. Our expenses consisted of professional fees in the amount of $68,650, exploration costs of $560, and general and administrative expenses in the amount of $1,943. We have incurred total expenses and a net loss of $159,410 from inception on July 15, 2011 through July 31, 2013.

Liquidity and Capital Resources

As of July 31 2013, we had current assets in the amount of $811 consisting entirely of cash. Our current liabilities as of July 31, 2013, were $127,621, consisting entirely of accounts payable and accrued expenses. Thus, we had a working capital deficit of $126,810 as of July 31, 2013.

We have incurred cumulative net losses of $159,410 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $20,000. Our cash on hand will not be sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses. Additional financing will therefore be required in order for us to proceed with Phase II. At this time, we do not have any financing commitments or other arrangements in place. We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program. In the event that additional equity or debt financing cannot be obtained, we may consider performing a more limited Phase II exploration program in order to meet the constraints posed by our available capital resources.

Off Balance Sheet Arrangements

As of July 31 2013, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $159,410 since inception, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2013 and 2012;
F-3	Statements of Operations for the years ended July 31, 2013 and 2012 and for the period from July 15, 2011 (date of inception) through July 31, 2013
F-4	Statement of Stockholders’ Equity for the period from July 15, 2011 (date of inception) through July 31, 2013;
F-5	Statements of Cash Flows for the years ended July 31, 2013 and 2012 and for the period from July 15, 2011 (date of inception) through July 31, 2013
F-6	Notes to Financial Statements
14

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying balance sheet of Remmington Enterprises, Inc. as of July 31, 2013, and the related statement of operations, 1 stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remmington Enterprises, Inc. as of July 31, 2013, and the results of its operation and its cash flows for the year then ended , in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

October 29, 2013

Las Vegas, Nevada

Remmington Enterprises, Inc.
(An exploration stage Company)
Condensed Balance Sheets

	July 31,	July 31,
	2013	2012

ASSETS
Current assets
Cash	$811	$11,642
Total current assets	811	11,642

Other assets
Capitalized mining claims	20,600	20,600
Total other assets	20,600	20,600

Total assets	$21,411	$32,242

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$127,621	$58,474
Total current liabilities	127,621	58,474

Stockholders’ (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
None issued and outstanding at July 31, 2013 and 2012, respectively	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized,
12,900,000 and 13,000,000 issued and outstanding at
July 31, 2013 and 2012, respectively	12,900	13,000
Additional paid-in capital	40,300	41,000
Stock subscription receivable	—	(800)
Deficit accumulated during the exploration stage	(159,410)	(79,432)
Total stockholders’ (deficit)	(106,210)	(26,232)

Total liabilities and stockholders’ (deficit)	$21,411	$32,242

The accompanying notes are an integral part of theses financial statements

Remmington Enterprises, Inc.
(An exploration stage Company)
Condensed Statements of Operations

			July 15, 2011
	For the Year Ended	For the Year Ended	(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
Revenue	$-	$-	$-

Operating expenses:
Professional fees	78,412	68,650	150,311
Exploration costs	606	560	6,166
General and administrative	960	1,943	2,933
Total operating expenses	79,978	71,153	159,410

Loss from operating activities	(79,978)	(71,153)	(159,410)

Provision for incomes taxes	—	—	—

Net loss	$(79,978)	$(71,153)	$(159,410)

Net loss per share – basic and fully diluted	$(0.01)	$(0.01)
Weighted average shares outstanding	13,000,000	11,881,918

The accompanying notes are an integral part of theses financial statements

Remmington Enterprises, Inc.

(An exploration stage Company)

Statements of Changes in Stockholders’ (Deficit)

							(Deficit)
							Accumulated
	Preferred Stock	Preferred Stock	Common stock	Common stock	Additional Paid-in	Subscriptions	During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Balance:
July 15, 2011 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Common stock issued	—	—
for cash – Related party	—	—	10,000,000	10,000	20,000	—	—	30,000
Net loss, July 31, 2011	—	—	—	—	—	—	(8,279)	(8,279)
Balance, July 31, 2011	—	—	10,000,000	10,000	20,000	—	(8,279)	21,721
Common stock issued
for cash and receivables	—	—	3,000,000	3,000	21,000	(800)	—	23,200
Net loss, July 31, 2012	—	—	—	—	—	—	(71,153)	(71,153)
Balance, July 31, 2012	—	—	13,000,000	13,000	41,000	(800)	(79,432)	(26,232)
Common stock
subscription cancelled	—	—	(100,000)	(100)	(700)	800	—	—
Net loss, July 31, 2013	—	—	—	—	—	—	(79,978)	(79,978)
	—	$—	12,900,000	$12,900	$40,300	$—	$(159,410)	$(106,210)

The accompanying notes are an integral part of theses financial statements

Remmington Enterprises, Inc.

(An exploration stage Company)

Condensed Statements of cash flows

			July 15, 2011
	For the Year Ended	For the Year Ended	(Inception) to
	July 31,	July 31,	July 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(79,978)	$(71,153)	$(159,410)
Adjustments to reconcile net loss
to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	69,147	55,225	127,621
Net cash (used) by operating activities	(10,831)	(15,928)	(31,789)
Cash flows from investing activities:
Purchase of mining claims	—	—	(20,600)
Net cash (used) in investing activities	—	—	(20,600)
Cash flows from financing activities:
Proceeds from the sales of common stock – related party	—	—	30,000
Proceeds from the sales of common stock	—	23,200	23,200
Net cash provided by financing activities	—	23,200	53,200
Net increase (decrease) in cash	(10,831)	7,272	811
Cash – beginning of period	11,642	4,370	—
Cash – end of period	$811	$11,642	$811
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At July 31, 2013 and 2012, the Company had no cash equivalents.

(E) Exploration and Development Costs

In general, exploration costs are expensed as incurred. When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. During the years ended July 31, 2013 and 2012, the Company recorded exploration costs of $606 and $560, respectively.

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

(F) Impairment of Long-Lived Assets (Continued)

The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the period ended July 31, 2013, no impairment was recognized.

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

(H) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of July 31, 2013, there were no potential common shares underlying warrants or options.

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

(J) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary.

Remmington Enterprises, Inc.

(An exploration stage Company)

Notes to Condensed Financial Statements

(J) Income Taxes, continued

differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it isconsidered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

(K) New Accounting Standards

We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

Note 2    Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $159,410 for the period of July 15, 2011 (Inception) to July 31, 2013.

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

Note 7   Subsequent Events

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2013.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, July 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of October 25, 2012.

Name	Age	Position(s) and Office(s) Held
Gary A. Scoggins	32	President, Chief Executive Officer, Chief Financial Officer, and Director

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

When evaluating director nominees, our directors consider the following factors:

·	The appropriate size of our Board of Directors;
·	Our needs with respect to the particular talents and experience of our directors;
·	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
·	Experience in political affairs;
·	Experience with accounting rules and practices; and
·	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Code of Ethics

As of October 28, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary A. Scoggins, CEO, CFO, President, Secretary-Treasurer, & Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 28, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 13,000,000 shares of common stock issued and outstanding on October 28, 2013.

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

Any of our directors or officers;
Any person proposed as a nominee for election as a director;
Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
Any of our promoters;
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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
July 31, 2013	$4,500	$4,500	—	—
July 31, 2012	$4,500	$4,500	—	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed September 8, 2011.

**Filed herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remmington Enterprises, Inc.

By:	/s/ Gary A. Scoggins
Gary A. Scoggins
Title:	President
Date:	October 29, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Gary A. Scoggins
Gary A. Scoggins
Title:	Chief Executive Officer, Chief Financial Officer, and sole Director
Date:	October 29, 2013

