Form 10-Q
period 2013-10-31
REMMINGTON ENTERPRISES, INC.
filed 2013-12-12
CIK 1529293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,000,000 common shares as of December 12, 2013.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2013 (unaudited) and July 31, 2012;
F-2	Statements of Operations for the three months ended October 31, 2013 and 2012 and from July 15, 2011 (inception) through October 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the three months ended October 31, 2013 and 2012 and from July 15, 2011 (inception) through October 31, 2013 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2013 are not necessarily indicative of the results that can be expected for the full year

3

Remmington Enterprise, Inc.

(An exploration stage Company)

Condensed Balance Sheets

	October 31,	July 31,
	2013	2013
ASSETS
Current assets
Cash	$811	$811
Total current assets	811	811
Other assets
Capitalized mining claims	20,600	20,600
Total other assets	20,600	20,600
Total assets	$21,411	$21,411
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$142,729	$127,621
Total current liabilities	142,729	127,621
Stockholders’ (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, None issued and outstanding at October 31, 2013 and July 31, 2013, respectively	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 12,900,000 issued and outstanding at October 31, 2013 and July 31, 2013, respectively	12,900	12,900
Additional paid-in capital	40,300	40,300
Deficit accumulated during the exploration stage	(172,518)	(159,410)
Total stockholders’ (deficit)	(119,318)	(106,210)
Total liabilities and stockholders’ (deficit)	$21,411	$21,411

The accompanying notes are an integral part of theses financial statements

Remmington Enterprises, Inc.

(An exploration stage Company)

Condensed Statements of Operations

	For the	For the	July 15, 2011
	Three Months Ended	Three Months Ended	(Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013
Revenue	$—	$—	$—
Operating expenses:
Professional fees	13,033	27,742	163,344
Exploration costs	—	606	6,166
General and administrative	75	185	3,008
Total operating expenses	13,108	28,533	172,518
Loss from operating activities	(13,108)	(28,533)	(174,518)
Provision for incomes taxes	—	—	—
Net loss	$(13,108)	$(28,533)	$(172,518)
Net loss per share – basic and fully diluted	$(0.00)	$(0.00)
Weighted average number shares outstanding	12,900,000	12,900,000

The accompanying notes are an integral part of theses financial statements

Remmington Enterprises, Inc.

(An exploration stage Company)

Condensed Statements of cash flows

	For the	For the	July 15, 2011
	Three Months Ended	Three Months Ended	(Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013
Cash flows from operating activities:
Net loss	$(13,108)	$(28,533)	$(172,518)
Adjustments to reconcile not loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,108	23,427	140,729
Net cash (used) by operating activities	—	(5,106)	(31,789)
Cash flows from investing activities:
Purchase of mining claims	—	—	(20,600)
Net cash (used) in investing activities	—	—	(20,600)
Cash flows from financing activities:
Proceeds from the sales of common stock – related party	—	—	30,000
Proceeds from the sales of common stock	—	—	23,200
Net cash provided by financing activities	—	—	53,200
Net increase (decrease) in cash	—	(5,106)	811
Cash – beginning of period	811	11,642	—
Cash – end of period	$811	$6,536	$811
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of theses financial statements

Remmington Enterprises, Inc.

(An exploration stage Company)

Notes to Condensed Financial Statements

Note 1          Nature of Business And Summary Of Significant Accounting Policies

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

(B) Basis of Presentation

The Company is in the exploration stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2013, and the results of its operations and cash flows for the three-months ended October 31, 2013 and the period from July 15, 2011 (inception) to October 31, 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Form S-1/A for the year ended July 31, 2013 filed with the Commission on October 29, 2013.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At October 31, 2013 and July 31, 2013, the Company had no cash equivalents.

(E) Exploration and Development Costs

In general, exploration costs are expensed as incurred. When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. During the three months ended October 31, 2013 and 2012, the Company recorded exploration costs of $0 and $606, respectively.

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

(F) Impairment of Long-Lived Assets (Continued)

The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the period ended October 31, 2013, no impairment was recognized.

(G) Fair Value of Financial Instruments

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

(H) Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of October 31, 2013, there were no potential common shares underlying warrants or options.

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

Note 2    Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $172,518 for the period of July 15, 2011 (Inception) to October 31, 2013.

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

4

Our planned additional exploration activities are expected to cost approximately $20,000.  We will require some additional capital to fully fund our additional planned exploration activities as outlined above.  Sampling and other data acquired during our exploration of Remmington claims will ultimately determine whether the project will become economically viable.

Results of Operations for the three months ended October 31, 2013 and 2012 and from July 15, 2011 (inception) through October 31, 2013.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $13,108 for the three months ended October 31, 2013, compared to expenses and a net loss of $28,533 for the three months ended October 31, 2012. We have incurred total expenses and a net loss of $172,518 from inception on July 15, 2011 through October 31, 2013.

Our losses are attributable to operating expenses together with a lack of any revenues. Our expenses during the periods reported consisted primarily of professional fees. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of October 31, 2013, we had current assets in the amount of $811 consisting entirely of cash. Our current liabilities as of October 31, 2013, were $142,729, consisting entirely of accounts payable and accrued expenses. Thus, we had a working capital deficit of $141,918 as of October 31, 2013.

We have incurred cumulative net losses of $172,518 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $20,000. Our cash on hand will not be sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses. Additional financing will therefore be required in order for us to proceed with Phase II. At this time, we do not have any financing commitments or other arrangements in place. We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program. In the event that additional equity or debt financing cannot be obtained, we may consider performing a more limited Phase II exploration program in order to meet the constraints posed by our available capital resources.

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

5

Off Balance Sheet Arrangements

As of October 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gary Scoggins. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2013.

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

Remmington Enterprises, Inc.

Date:	December 12, 2013

By:	/s/ Gary A. Scoggins Gary A. Scoggins
Title:	Chief Executive Officer and Director

8