Form 10-Q
period 2014-01-31
REMMINGTON ENTERPRISES, INC.
filed 2014-03-17
CIK 1529293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-176736

Remmington Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2759045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

228 Hamilton Avenue, 3rd Floor, Palo Alto, CA 94301
(Address of principal executive offices)

(650) 798-5037
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,050,000 common shares as of February 25, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of January 31, 2014 and July 31, 2013 (unaudited);
F-2	Condensed Statements of Operations for the three and six months ended January 31, 2014 and 2013 and from July 15, 2011 (inception) through January 31, 2014 (unaudited);
F-3	Condensed Statements of Cash Flows for the six months ended January 31, 2014 and 2013 and from July 15, 2011 (inception) through January 31, 2014 (unaudited);
F-4	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

Remmington Enterprises, Inc.

(A development stage Company)

Condensed Balance Sheets

	January 31,	July 31,
	2014	2013
ASSETS
Current assets
Cash	$—	$811
Total current assets	—	811
Other assets
Capitalized mining claims	—	20,600
Total assets	$—	$21,411
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,306	$127,621
Accounts payable – related party	6,087	—
Total current liabilities	7,393	127,621
Stockholders’ (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, None issued and outstanding at January 31, 2014 and July 31, 2013, respectively	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 14,950,000 and 12,900,000 issued and outstanding at January 31, 2014 and July 31, 2013, respectively	14,950	12,900
Additional paid-in capital	40,300	40,300
Stock subscriptions receivable	(2,050)	—
Deficit accumulated during the development stage	(54,427)	(153,244)
Accumulated losses from discontinued operations	(6,166)	(6,166)
Total stockholders’ (deficit)	(7,393)	(106,210)
Total liabilities and stockholders’ (deficit)	$—	$21

The accompanying notes are an integral part of theses financial statements

Remmington Enterprises, Inc.

    (A development stage Company)

    Statements of Operations

					Period from
	For the Three	For the Three	For the Six	For the Six	July 15, 2011
	Months Ended	Months Ended	Months Ended	Months Ended	(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2014	2013	2014	2013	2014
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Professional fees	19,170	15,568	32,202	43,309	182,513
General and administrative	7,177	775	7,252	960	10,185
Total operating expenses	26,347	16,343	39,454	44,269	192,699
Loss from continuing operations	(26,347)	(16,343)	(39,454)	(44,269)	(192,698)
Other income:
Gain on sale of asset	138,271	—	138,271	—	138,271
Net income (loss) before discontinued operations	111,924	(16,343)	98,817	(44,269)	(54,427)
Provision for income taxes	—	—	—	—	—
Income tax loss	111,924	(16,343)	98,817	(44,269)	(54,427)
Discontinued operations	—	—	—	(606)	(6,166)
Net income (loss)	$111,924	$(16,343)	$98,817	$(44,875)	$(60,594)
Net income (loss) per share – basic and fully diluted	$0.01	$(0.00)	$0.01	$(0.00)
Weighted average number of shares outstanding from continued operations	13,278,804	12,900,000	13,089,402	12,900,000
Weighted average number of shares outstanding from discontinued operations	13,278,804	12,900,000	13,089,402	12,900,000

The accompanying notes are an integral part of theses financial statements.

Remmington Enterprises, Inc.

(A development stage Company)

Condensed Statements of cash flows

			July 15, 2011
	For the Six Months Ended	For the Six Months Ended	(Inception) to
	January 31,	January 31,	January 31,
	2014	2013	2014
Cash flows from operating activities of continuing operations:
Net income (loss)	$98,817	$(44,269)	$(54,427)
Net (loss) from discontinued operations	—	(606)	(6,166)
Gain on the sale of mining assets	(138,271)	—	(138,271)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	33,367	39,744	161,751
Accrued expenses – related party	6,087	—	6,087
Net cash (used) by operating activities of continuing operations	—	(5,131)	(32,600)
Cash flows from investing activities of continuing operations:
Purchase of mining claims	—	—	(20,600)
Net cash (used) in investing activities of continuing operations	—	—	(20,600)
Cash flows from financing activities of continuing operations:
Proceeds from the sales of common stock – related party	—	—	30,000
Proceeds from the sales of common stock	—	—	23,200
Net cash provided by financing activities of continuing operations	—	—	53,200
Net increase (decrease) in cash	—	(5,131)	—
Cash – beginning of period	—	11,642	—
Cash – end of period	$—	$6,511	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—
Supplemental non-cash information:
Mining assets sold for assumption of liabilities	$20,600	$—	$20,600
Liabilities assumed in connection with sale of mining assets	$(158,871)	$—	$(158,871)

The accompanying notes are an integral part of theses financial statements

Remmington Enterprises, Inc.

(A development stage Company)

Notes to Condensed Financial Statements

Note 1           NATURE OF BUSINESS and Summary of Significant Accounting Policies

(A)Nature of Operations

Remmington Enterprises, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 15, 2011.  As of January 15, 2014, Remmington Enterprises, Inc. is no longer in the business of precious metal mineral acquisition, exploration and development.

During January 2014, the Company underwent a significant change in direction. On January 16, 2014 the former CEO and sole director of the Company, Gary Scroggins resigned and immediately was replaced by Hans Morgan Van Niekerk. Simultaneously, the Company assigned all of the assets as well as relinquished assumption of all the obligations as of that date to Mr. Scroggins. Under the new direction of Mr. Van Niekerk, Remmington Enterprises, Inc. is currently evaluating alternative business opportunities.

(B) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2014, and the results of its operations and cash flows for the three and six-months ended January 31, 2014 and the period from July 15, 2011 (inception) to January 31, 2014. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Form S-1/A for the year ended July 31, 2013 filed with the Commission on October 29, 2013.

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

Remmington Enterprises, Inc.

(A development stage Company)

Notes to Condensed Financial Statements

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2014 and July 31, 2013, the Company had no cash equivalents.

(E) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10. ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.

The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the period ended January 31, 2014, no impairment was recognized.

(F) Fair Value of Financial Instruments

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

(G) Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of January 31, 2014, there were no potential common shares underlying warrants or options.

(H) Revenue Recognition

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

(I) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their

Remmington Enterprises, Inc.

(A development stage Company)

Notes to Condensed Financial Statements

(I) Income Taxes, continued

respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

(J) New Accounting Standards

We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

Note 2    Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from continued operations of $54,427 and a net loss from discontinued operations of $6,166 for the period of July 15, 2011 (Inception) to January 31, 2014.

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

Note 3     Mining Properties

On July 26, 2011, the Company acquired four lode mining claims for cash totaling $20,600. As of January 15, 2014 the Company sold these mining claims as part of the discontinuance of this line of business.

Note 4   Related Party Transactions

On July 19, 2011, the Company issued 10,000,000 shares of its restricted common stock to its then sole officer and director at a rate of $0.003 per share. (See NOTE 5)

Note 5     Stockholders’ (Deficit)

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

(A development stage Company)

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

During the period ended January 31, 2014 the Company entered into a stock subscription agreement whereby 2,050,000 common shares were subscribed for at their par value of $2,050.

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

Overview

We were incorporated in the State of Nevada on July 15, 2011. Until recently, we were an exploration stage mineral exploration company with claims in Hawthorne, Nevada.

Since the initiation of this plan of operations, however, we have experienced losses and have been unable to obtain additional finances. In order to pursue our business plan, we would need to obtain additional funding in the form of equity financing from the sale of our common stock or loans. Unfortunately, we have not been able to identify sources of equity financing and do not have any arrangements in place for any future financing. The risky nature of this enterprise and lack of tangible assets places debt financing out of our reach.

Because of the difficulties in raising additional funding, we have been presented with the difficult task of re-evaluating our business plan to determine whether it continues to be commercially viable. As a result of our lack of progress so far, the uncertainty regarding the source of our required additional funding and the relatively risky overall nature of our enterprise, management has been evaluating alternative business opportunities.

On January 15, 2014, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our former officer and director, Gary A. Scoggins. Pursuant to the Agreement, we transferred all assets related to our mineral exploration business, including our mining claims, to Mr. Scoggins. In exchange for this assignment of assets, Mr. Scoggins agreed to assume and cancel all liabilities relating to our former mineral exploration business.

As a result of the Agreement, we are no longer pursuing the mineral exploration business. We are currently evaluating other business opportunities under the direction of new management.

Results of Operations for the three and six months ended January 31, 2014 and 2013 and from July 15, 2011 (inception) through January 31, 2014.

We have not earned any revenues since our inception. We do not anticipate achieving revenues until we are able to locate a viable business opportunity and implement a successful business plan. We will likely experience net losses for the foreseeable future.

We incurred expenses in the amount of $26,347 for the three months ended January 31, 2014, compared to expenses of $16,343 for the three months ended January 31, 2013. We incurred expenses in the amount of $39,454 for the six months ended January 31, 2014, compared to expenses of $44,269 for the six months ended January 31, 2013. We have incurred total expenses of $192,698 from inception on July 15, 2011 through January 31, 2014.

On January 15, 2014, we sold our mining claims resulting in $138,271 for the three and six months ended January 31, 2014 that was not experienced in prior periods. As a result, we incurred net income in the amount of $111,924 for the three months ended January 31, 2014, as compared with $16,343 for the same period ended 2013. We incurred net income of $98,817 for the six months ended January 31, 2014, as compared with a net loss of $44,875 for the same period ended 2013. We had a net loss of $60,594 from continued and discontinued operations from inception on July 15, 2011 through January 31, 2014.

Our losses are attributable to operating expenses together with a lack of any revenues. Our expenses during the periods reported consisted primarily of professional fees. We anticipate our operating expenses will increase as we continue with our new plan business plan.

Liquidity and Capital Resources

As of January 31, 2014, we had no current assets and current liabilities of $7,393, consisting entirely of accounts payable and accrued expenses. Thus, we had a working capital deficit of $7,393 as of January 31, 2014.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

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

Off Balance Sheet Arrangements

As of January 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Hans Morgan Van Niekerk. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2014.

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

5

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2014, we issued 2,050,000 shares of common stock to ES Partners, Ltd. at a price of $0.001 per share, for total proceeds of $2,050. We did not engage in any general solicitation or advertising and the offer and sale of these shares was exempt under Rule 506 of Regulation D.

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

Remmington Enterprises, Inc.

Date:	March 17, 2014

By:	/s/ Hans Morgan Van Niekerk Hans Morgan Van Niekerk
Title:	Chief Executive Officer and Director

7