Form 10-Q
period 2014-04-30
REMMINGTON ENTERPRISES, INC.
filed 2014-07-21
CIK 1529293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-176736

Remmington Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2759045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

BioCity Scotland, Newhouse, Lanarkshire, UK ML1 5UH
(Address of principal executive offices)

+44 1698 53 9797
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,349,833 common shares as of July 17, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of April 30, 2014 and July 31, 2013 (unaudited);
F-2	Condensed Statements of Operations for the three and nine months ended April 30, 2014 and 2013 (unaudited);
F-3	Condensed Statements of Cash Flows for the nine months ended April 30, 2014 and 2013 (unaudited);
F-4	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

Remmington Enterprises, Inc.

Condensed Balance Sheets
(Unaudited)

	April 30,	July 31,
	2014	2013
ASSETS
Current assets
Cash	$—	$811
Total current assets	—	811
Other assets
Capitalized mining claims	—	20,600
Total assets	$—	$21,411
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$17,778	$127,621
Note payable	24,435	—
Total current liabilities	42,213	127,621
Stockholders’ (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, None issued and outstanding at April 30, 2014 and July 31, 2013, respectively	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 14,950,000 and 12,900,000 issued and outstanding at April 30, 2014 and July 31, 2013, respectively	14,950	12,900
Additional paid-in capital	40,300	40,300
Subscriptions receivable	(2,050)	—
Accumulated (deficit)	(95,413)	(159,410)
Total stockholders’ (deficit)	(42,213)	(106,210)
Total liabilities and stockholders’ (deficit)	$—	$21,411

The accompanying notes are an integral part of theses financial statements.

Remmington Enterprises, Inc.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—
Operating Expenses:
Professional fees	17,645	13,000	49,850	56,915
General and administrative	17,173	—	24,425	960
Total operating expenses	34,818	13,000	74,275	57,875
(Loss) from operating activities	(34,818)	(13,000)	(74,275)	(57,875)
Other income:
Gain on sale of asset – related party	—	—	138,271	—
Net income (loss) before income tax provision	(34,818)	(13,000)	63,997	(57,875)
Provision for income taxes	—	—	—	—
Net income (loss)	$(34,818)	$(13,000)	$63,997	$(57,875)
Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)
Weighted average number of shares outstanding - Basic and diluted	14,950,000	12,900,000	13,695,971	12,900,000

The accompanying notes are an integral part of theses financial statements.

Remmington Enterprises, Inc.

Condensed Statements of cash flows
(Unaudited)

	For the Nine Months Ended
	April 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$63, 997	$(57,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of mining assets – related party	(138,271)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	49, 839	49,844
Net cash (used) by operating activities of continuing operations	(24,435)	(8,031)
Cash flows from financing activities:
Proceeds from notes payable	24,435	—
Net cash provided by financing activities of continuing operations	24,435	—
Net increase (decrease) in cash	—	(8,031)
Cash – beginning of period	—	11,642
Cash – end of period	$—	$3,611
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash information:
Liabilities assumed in connection with sale of mining assets	$(158,871)	$—

The accompanying notes are an integral part of theses financial statements.

Remmington Enterprises, Inc.

Notes to Condensed Financial Statements

(unaudited)

note 1          nature of operations and summary of significant accounting policies

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

(B) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America.

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of April 30, 2014, and the results of its operations and cash flows for the three and nine months ended April 30, 2014. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed financial statements are adequate to make the information presented not misleading. However, the unaudited condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 31, 2013 filed with the Commission on October 29, 2013.

The Company has adopted a July 31 year end.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported period.  Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At April 30, 2014 and July 31, 2013, the Company had $0 and $811 in cash equivalents, respectively.

Remmington Enterprises, Inc.

Notes to Condensed Financial Statements

(Unaudited)

(E) Fair Value of Financial Instruments

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

(F) Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of April 30, 2014, there were no potential common shares underlying warrants or options.

(G) Revenue Recognition

The Company currently has not generated revenues. Any future revenues earned, primarily through the sale of extracted minerals, will be recognized utilizing the following general revenue recognition criteria: 1) pervasive evidence of an arrangement exists; 2) delivery has occurred; 3) the price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

(H) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

(I) New Accounting Standards

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting statement that reduces some of disclosures and reporting requirements for development stage companies. The change will be in effect for the interim and annual periods beginning after December 15, 2014. As of such date, among other things development stage entities will no longer be required to report inception-to-date information. The company has elected early adoption of this pronouncement and will no longer being reporting inception-to-date information.

Remmington Enterprises, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 2    Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has net income from operations of $63,997 during the nine months ended April 30, 2014 and has an accumulated (deficit) of $95,413.

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

Note 3     Related Party Transactions

Asset purchase

On January 15, 2014 the Company entered into an Agreement of Conveyance, Transfer and Assignment of Obligations with the Company’s sole officer and director. Pursuant to the Agreement, the Company transferred all assets related to its mineral exploration business, including mining claims with originally acquired on July 26, 2011 for cash of $20,600. In exchange for the assignment of assets, all liabilities totalling $158,871, relating to the former mineral exploration business were cancelled or assumed by the sole officer and director.

Note 4     Advance payable

During the period ended April 30, 2014, the Company received a short-term cash advance for operating expenses in the amount of $24,435 which is non-interest bearing and due on demand. In connection with receipt of the advance and in contemplation of the Company’s May 2, 2014 Share Exchange Agreement, the Company entered into a Replacement Promissory note in the amount of $419,000 whereby the holder agreed to forgive the original advance up to $24,000 (See Note 6).

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

Remmington Enterprises, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 5     Stockholders’ (Deficit) (Continued)

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

On January 15, 2014 the Company issued 2,050,000 shares of its par value common stock in exchange for a subscription receivable in the amount of $2,050. In addition to the aforementioned sale, on January 16, 2014, the Company’s sole officer and director sold 10,000,000 shares of common stock held personally in a private transaction, to the purchaser and resigned as an officer and director whereby effectuating a change in control of the Company.

note 6    subsequent events

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements other than the following:

On May 1, 2014, the Company entered into a Replacement Promissory Note in the amount of $419,000 with Knight Financial, Ltd. In contemplation of the Company’s Share Exchange Agreement with Mitovie Pharma Europe, Ltd. (“Mitovie”). Mitovie previously issued a Senior Secured Bridge Loan in the principal amount of $81,421 of which, $24,435 was advanced to the Company during the period ended April 30, 2013. Knight agreed to forgive up to $24,000 of the original note. The Replacement Promissory Note bears interest at a rate of 6% per annum, matures on May 1, 2018 and is unsecured. Additionally, on May 2, 2014, the Company sold Knight Financial, Ltd. 69,833 common shares at a price of $6 per share, for a total transaction value of $418,998.

On May 2 2014, the Company completed its acquisition of Mitovie pursuant to the Exchange Agreement, under the terms of which, the shareholders of Mitovie received 12,280,000 shares of the Company’s common stock in exchange for 100% of the outstanding capital stock of Mitovie. The Exchange is being accounted for as a reverse acquisition and recapitalization. Mitovie is the acquirer for accounting purposes and the Company is the issuer. Accordingly, Mitovie’s historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares received in the Exchange. The accumulated deficit of Mitovie is carried forward after the acquisition. Operations prior to the Exchange are those of Mitovie. Earnings per share for the period prior to the Exchange are restated to reflect the equivalent number of shares outstanding. There were 15,505,000 shares of the Company’s common stock outstanding before giving effect to the stock issuances in the exchange. Immediately following the exchange, the Company’s majority shareholder cancelled its 12,050,000 shares. In connection with the Share Exchange Agreement, the Company entered into a Lock-Up Agreement with the acquiring shareholders whereby the Company and

Remmington Enterprises, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6    subsequent events (continued)

the shareholders agree to a one year prohibition on the sales or transfers of common stock held by the shareholders.

On May 2, 2014, the Company appointed three officers of Mitovie as officers and directors of the Company and assumed liabilities related to previously issued compensation agreements as follows:

Services agreement

On March 1, 2014, Mitovie entered into an employment agreement with Ms. Lorna Peers to act in the capacity of the Company’s chief financial officer and director of finance. Pursuant to the terms of the agreement, the Company will pay annual compensation of £100,000 (approximately $167,110), and standard employee benefits subject to a probationary period of six-months. The term of the agreement is indefinite but may be cancelled with six month written notice by either party.

Services agreement

On March 1, 2014, Mitovie entered into an employment agreement with Dr. Michael Hawthorne to act in the capacity of the Company’s chief executive officer and director. Pursuant to the terms of the agreement, the Company will pay annual compensation of £100,000 (approximately $167,110), and standard employee benefits subject to a probationary period of six-months. The term of the agreement is indefinite but may be cancelled with six month written notice by either party.

Services agreement

On March 1, 2014, Mitovie entered into an employment agreement with Mr. Vinod Kaushal to act in the capacity of chairman of the board of directors. Pursuant to the terms of the agreement, the Company will pay annual compensation of £100,000 (approximately $167,110), and standard employee benefits subject to a probationary period of six-months. The term of the agreement is indefinite but may be cancelled with six month written notice by either party.

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

Because of the difficulties in raising additional funding for that business, on January 15, 2014, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our former officer and director, Gary A. Scoggins. Pursuant to the Agreement, we transferred all assets related to our mineral exploration business, including our mining claims, to Mr. Scoggins. In exchange for this assignment of assets, Mr. Scoggins agreed to assume and cancel all liabilities relating to our former mineral exploration business. As a result of the Agreement, we are no longer pursuing the mineral exploration business.

On May 2, 2014, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Mitovie Pharma Europe Ltd., a privately held company incorporated under the laws of Scotland (“Mitovie”) and the shareholders of Mitovie. As a result of the transaction (the “Exchange”), Mitovie became our wholly-owned subsidiary. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 12,280,000 shares of our common stock were issued to the holders of Mitovie’s common stock in exchange for their shares of Mitovie.

We intend to carry on the business of Mitovie, as our primary line of business. We have relocated our principal executive offices to BioCity Scotland, Newhouse, Lanarkshire ML1 5UH, UK and our telephone number is +44 1698 53 9797. In the near future, we intend to change our name to Altovida Pharma, Inc. to better reflect our new business direction.

We are now a specialty pharmaceutical company focused on the development and commercialization of medicines in areas of real clinical need. We incorporate soon to market drug development projects and a portfolio of commercial drugs which we market predominantly in the United Kingdom and Europe. Whilst these commercial products offer the opportunity for revenue growth, the main thrust of the business is to complete the development of our high-value projects and commercialize them in the main global markets (initially through partners), with a priority focus on the USA and Europe.

Results of Operations for the three and nine months ended April 30, 2014 and 2013.

We have not earned any revenues since our inception through April 30, 2014. While we hope to achieve revenues in the near future with our product offerings, we are presently in the development stage of our business and we can provide no assurance that we will develop viable products or that we will be able to enter into commercial production and generate sufficient sales.

We incurred expenses in the amount of $34,818 for the three months ended April 30, 2014, compared to expenses of $13,000 for the three months ended April 30, 2013. We incurred expenses in the amount of $74,275 for the nine months ended April 30, 2014, compared to expenses of $57,875 for the nine months ended April 30, 2013.

We had a net loss of $34,818 for the three months ended April 30, 2014 compared with $13,000 for the same period ended April 30, 2014. On January 15, 2014, we sold our mining claims resulting in other income of $138,271 for the nine months ended April 30, 2014 that was not experienced in prior periods. We incurred net income of $63,997 for the nine months ended April 30, 2014, as compared with a net loss of $57,875 for the same period ended 2013. We had a net loss of $95,413 from continued and discontinued operations from inception on July 15, 2011 through April 30, 2014.

Our losses are attributable to operating expenses together with a lack of any revenues. Our expenses during the periods reported consisted primarily of professional fees. We anticipate our operating expenses will increase as we continue with our new plan business plan.

4

Liquidity and Capital Resources

As of April 30, 2014, we had no current assets and current liabilities of $42,213 consisting entirely of $17,778 in accounts payable and accrued expenses and $24,435 in notes payable. Thus, we had a working capital deficit of $42,213 as of April 30, 2014.

On May 2, 2014, we sold a promissory note in the principal amount of $419,000 (the “Note”). The Note accrue interest at the rate of 6% per annum and is due and payable on the earlier of (i) the fourth anniversary of the date of the Note, (ii) upon the occurrence of fundraising of at least $8,400,000, the sale of assets or change of control, or (iii) when, upon or after the occurrence of an event of default, such amounts are declared due and payable by the holder or made automatically due and payable in accordance with the terms of the Note. Also on May 2, 2014, we sold 69,833 shares of our common stock to an accredited investor at $6.00 per share for total proceeds of $418,998.

Based upon our current financial condition, we have sufficient cash to operate our business at the current level for the next twelve months. For the long term, we hope to generate sufficient revenues to be self-sustaining. We may, however, require capital to fund our operations in the long term if revenues are insufficient. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had net income from operations of $63,997 during the nine months ended April 30, 2014 and had an accumulated (deficit) of $95,413.

These conditions give rise to doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to obtain additional financing or sale of our common stock as may be required and ultimately to attain profitability.

Off Balance Sheet Arrangements

As of April 30, 2014, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting statement that reduces some of disclosures and reporting requirements for development stage companies. The change will be in effect for the interim and annual periods beginning after December 15, 2014. As of such date, among other things development stage entities will no longer be required to report inception-to-date information. We have elected early adoption of this pronouncement and will no longer being reporting inception-to-date information.

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Michael Richard Hawthorne and Chief Financial Officer, Lorna Peers. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2014, we sold 69,833 shares of our common stock to an accredited investor at $6.00 per share for total proceeds of $418,998.

On May 2, 2014, we completed the acquisition of Mitovie pursuant to the Exchange Agreement, under the terms of which, the shareholders of Mitovie received 12,280,000 shares of our common stock in exchange for 100% of the outstanding capital stock of Mitovie.

The shares were issued pursuant to the exemption from registration found in Regulation S, promulgated under the Securities Act of 1933, as amended.

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

Remmington Enterprises, Inc.

Date:	July 21, 2014

By:	/s/ Michael Richard Hawthorne Michael Richard Hawthorne
Title:	Chief Executive Officer and Director

8