Form 10-K
period 2014-07-31
Altovida Inc.
filed 2014-11-21
CIK 1529293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-176736

Altovida, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-2759045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BioCity Scotland, Newhouse, Lanarkshire, UK	ML1 5UH
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: +44 1698 53 9797

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 77,650,166 as of October 22, 2014.

PART I

Item 1. Business

Overview

We are a rapidly growing biopharmaceutical company focused on the development and commercialization of medicines in areas of real clinical need. Currently, we operate through our wholly-owned subsidiary, Altovida Biosciences Limited based in Scotland, UK.

We make medicines that make a real difference to patients’ quality of life and believe we adopt a unique approach to management of the risks associated with drug development. We do this in two ways, by the sale of a portfolio of commercial drugs which we market predominantly in the European markets and our pipeline of soon to market drug development projects. Whilst the commercial products offer the opportunity for revenue growth, the main thrust of the business is to complete the development of high-value projects and commercialize them in the main global markets (initially through partners), with a priority focus on the USA and Europe.

The current development portfolio includes 5 high-value, relatively low-risk medicines which we are working to bring to market in the US and Europe within our current planning period. Of these we have two lead projects: ALT022 and ALT025. These medicines are auto-injector versions of naloxone (for the treatment of opioid overdose) and midazolam (for sedation and the treatment of acute seizures), respectively.

Cost from initiation to registration is very low by regular pharma terms. Time to market for each of the lead projects is approximately 2.5 years. During that time, we plan to engage in development activities, compile regulatory dossiers and submit for approval to the regulatory authorities (e.g., the FDA).

The founders have so far invested $3.4 million in the company’s pipeline. We will need to raise capital to bring our development product portfolio to market. We raised roughly $850,000 to commence our first project, ALT022, but will need an estimated $10 million in order to commence work on all projects in the pipeline. If we are unable to raise these funds, our plan is to finish our first project and then commence subsequent projects with revenues generated from ALT022.

The commercial product portfolio includes proprietary medicines and recently in-licensed therapies. This is supported by small scale, inexpensive in-house manufacturing which ensures continuity of supply of these critical medicines and favorable product margins.

The Company

We were established to provide a solid commercial base to support the progression of our high-value drug candidates. Our goal is to involve very low staff numbers relative to typical pharma. We believe the existence of a sound commercial platform, along with low and tightly-maintained overheads, ensures that invested funds are focused on expediting the approval of the high-value development drugs. It also allows us headroom in the event of unforeseen issues in the development pathway.

We have a steady flow of product opportunities, both commercial and development since all of our concepts originate in the Clinic. It is through years of close contact with clinicians, patients and advocacy groups that we have built up a portfolio of genuinely needed products. In short, we listen to the market. As such we are able to live true to our motto ‘Seek the answer’. We start with a clinical problem identified by the medical community and we then explore every avenue to solve the problem pharmacologically. If the resultant medicine has the potential to garner defensible IP, it is selected for full development; if not it becomes a commercial product. By adopting this approach, we believe we are already seen as a true partner by the medical community we serve.

Development Strategy

We adopt a unique approach to managing the risks associated with drug development. Big Pharma has traditionally been supported by the investment of billions of dollars in drug discovery where very few molecules from the millions screened make it through to become, often blockbuster, medicines. Specialty Pharma adopted an approach that removed the need for discovery by utilizing existing known, off-patent molecules in different ways or for different therapeutic indications. This means that these companies are not required to carry out expensive pre-clinical safety studies as the safety profile of the molecule has often been established for many years. These medicines, whilst they do not commonly achieve blockbuster status, regularly go on to sell profitably having utilized a fraction of the R&D budget attributable to their Big Pharma cousins. More often than not, these companies identify themselves by a therapeutic niche (e.g. ‘the neurology company’) or by some proprietary IP by way of formulation technology or a device, for example.

Our approach is different in that we begin with the medical challenge, not the IP/molecule and we are never restricted by therapy area or delivery method. In doing so, we mitigate the risk of changes in clinical practice within a single therapy area and open up to a wider IP portfolio, whilst a commercial need is ensured. Essentially the company takes the medical challenge, ascertains which existing molecule should be effective once in the body, then works out the best method of administration. This sounds simplistic however so many other considerations get in the way of this being the standard methodology in drug development.

For us, there must be enough evidence reported in the literature (usually lead by interested clinicians) to support the use of the molecule in the proposed indication. This gives the company confidence that any clinical trial will be successful prior to investing in it. It also helps provide bibliographic support for our applications to the authorities. For our lead candidates, the molecules are already licensed in the key territories, for the intended indications; we propose to provide them in fit-for-purpose presentations for the first time. This minimizes the regulatory burden of proof. Furthermore, the therapeutic indication for these first two candidates involves binary clinical outcomes; they either work or they don’t, there is no sliding scale.

Products

Development Projects

Lead Projects

ALT022

Responding to the rapidly increasing levels of prescription opioid use in Western countries, we are developing an easy to use, intramuscular naloxone auto-injector. Naloxone is an opioid receptor antagonist that can rapidly reverse the overdose of either prescription (e.g. OxyContin) or illicit (e.g. heroin) opioids.

Prescription opioid use is becoming more prevalent globally, particularly in the USA. Nearly 257 million prescriptions for opioids were written in the USA in 2009 alone. While prescription opioids such as OxyContin and Vicodin are needed to treat chronic pain, abuse rates have also risen and overdose mortality rates closely correlate with opioid sales. In 2008, approximately 36,450 people died from drug overdose in the USA. At least 14,800 of these deaths involved prescription opioids (FDA, 2012). Moreover, according to the Substance Abuse and Mental Health Services Administration, the number of Americans in 2009 aged 12 and older currently abusing pain relievers has increased by 20% since 2002.

Revenue from the project is expected to be realized from the point of out-license, anticipated Q4 2015/Q1 2016.

ALT025

This product is an intramuscular auto-injector of midazolam, initially for sedation with the main life-cycle extension coming from an epilepsy indication.

Health services often manage agitated or violent people and such behavior is particularly prevalent in emergency psychiatric services and general emergency departments. In the UK alone, the National Health Service (NHS) deals with more than 150 aggressive/violent patients every day at a cost of $170 million per annum. Guidelines recommend that these patients should be calmed by the use of words and reassurance, however, the acute danger of the situation (to staff, the patient and others) often makes this impossible. To ensure the safety of everyone involved, rapid tranquilization of aggressive or violent patients is often unavoidable. Drugs used in the setting include the benzodiazepine midazolam.

We are developing a single use auto-injector presentation of midazolam for use in this setting. The main advantage of the auto-injector in this setting is speed and ease of use versus drawing up and managing an injection via syringe, particularly if the patient is being restrained but unlikely to be still. Of equal import however is the reduced risk of needle stick injury. This is a phenomenon where the person administering the injection accidentally then stabs the needle into themselves or a colleague, placing each at risk of infection/cross-contamination. This is particularly an issue with a moving patient. The needle of the auto-injector retracts immediately when the device has finished delivering the dose of drug and cannot then physically be removed.

It is proposed that an epilepsy indication is sought for ALT025 following its approval for sedation. This will extend the regulatory life of the product and may realize significant additional annual sales.

Pipeline

We have a pipeline of projects with similar development strategies to our lead projects. Development of these may start as soon as cash-flow allows, however they are planned to commence after the initial return of revenue from ALT022 or if we are successful in raising additional funds through outside investments.

ALT011

Despite being one of the most common medical conditions, potentially life threatening and having associated healthcare costs of c$6.9bn per annum in the USA alone, there have been very few new treatments for constipation in the last 30 years. With our product, aimed at non-USA markets, we intend to change that.

ALT024

Aimed at all global markets, this is a product which we believe offers a significant step forward in the treatment of Amyotrophic Lateral Sclerosis (ALS) benefitting both patients and caregivers.

ALT013

With increased awareness and better diagnosis, Parkinson’s disease (PD) is now the 2nd most common neurodegenerative disorder after Alzheimer’s disease. Treatment options are limited currently and can be difficult. ALT013 represent a paradigm shift in PD therapy.

Commercial Products

We currently sell a range of proprietary medicines, predominantly in the EU. These include Suptamid®, a buccal midazolam used for the treatment of convulsive seizures, Glysmag® used for the treatment of hypomagnesaemia and Mitonin® used primarily for the treatment of insomnia.

Recently acquired products include SPC Flakes® and Salovum®, both of which are used to treat the symptoms of Meniere’s Disease. Crucially, however these products have shown remarkable efficacy in the treatment of Crohn’s Disease and other types of Inflammatory Bowel Disease/Syndrome. Their efficacy surrounds the effect on anti-secretory factor, which is being investigated in relation to a number of exciting possible disease treatments. Altovida has the rights to the UK.

To ensure growth and to drive profitability, we have new proprietary products to bring through and will in-license key medicines from third parties as an ongoing process.

Manufacturing

We are currently finalizing a small scale manufacturing capability in the UK to both develop and manufacture our current range of proprietary medicines. In due course we believe this will expand to both develop and produce higher batches of our most common lines as well as initiating newer high barrier to entry brand lines to broaden our range, improve our margins and ensure continuity of supply. These include a wide range of sterile pharmaceutical preparations identified as high need medicines in key territories such as Europe.

Competition

The competitive landscape primarily involves the company’s portfolio of development drugs, since the current commercial products have unique positions in their markets such that there are no true competitive medicines at this time. New competition for the development projects include potential intranasal preparations of naloxone, for example developed by AntiOp Inc and intramuscular injection versions, for example Evzio developed by Kaleo Inc, over which we believe we have competitive advantage.

We understand intranasal preparations can have problems of practicality and effectiveness whereas intramuscular injection is a proven and easy method of application. We believe the development model we use can get ALT022 to market quickly and efficiently. Furthermore, an intranasal preparation of midazolam is in development (Upsher Smith Inc) which could compete with ALT025. Current competition to these projects is in the form of generic ampoules/vials of these medicines which whilst inexpensive, are not suited to SOS situations in the community due to the increased risk to both patient and caregiver.

Government Approval and Regulation

The research, pre-clinical development, clinical trials, product manufacturing and marketing which may be conducted by us is subject to regulation by the FDA and similar health authorities in foreign countries. Our proposed products and technologies also may be subject to certain other federal, state and local government regulations, including, without limitation, the Federal Food, Drug and Cosmetic Act, and their state, local and foreign counterparts. Although there can be no such assurance, we do not believe that compliance with such laws and regulations has, nor is presently expected to have, a material adverse effect on our business. However, we cannot predict the extent of the adverse effect on its business or the financial and other cost that might result from any government regulations arising out of future legislative, administrative or judicial action.

Generally, the steps required before a pharmaceutical or therapeutic biological agent may be marketed in the United States include: (i) pre-clinical laboratory tests, in vivo pre-clinical studies in animals, toxicity studies and formulation studies; (ii) the submission to the FDA of an IND application for human clinical testing, that must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of a marketing application to the FDA; and (v) FDA approval of the marketing application prior to any commercial sale or shipment of the drug. We, through our development strategy, will not be required to undertake pre-clinical studies in animals, toxicity studies or clinical efficacy trials making our process theoretically quicker and less expensive.

Every clinical trial must be conducted under the review and oversight of an institutional review board (IRB) at each institution participating in the trial. The IRB evaluates, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I represents the initial introduction of the drug to a small group of healthy subjects to test for safety, dosage tolerance, and the essential characteristics of the drug. Phase II involves studies in a limited number of patients to test the safety and efficacy of the drug at different dosages. Phase III trials involve large-scale evaluation of safety and effectiveness, usually (though not necessarily) in comparison with placebo or an existing treatment. Again, the Company does not anticipate having to conduct Phase III studies for its lead development candidates.

The results of the pre-clinical and clinical trials are submitted to the FDA as part of an application to market the drug. The marketing application also includes information pertaining to the chemistry, formulation, manufacture of the drug and each component of the final product. The FDA review of a marketing application takes from one to two years on average to complete, though reviews of treatments for cancer and other life-threatening diseases may be accelerated. However, the process may take substantially longer if the FDA has questions or concerns about a product. Following review, the FDA may ultimately decide that an application does not satisfy regulatory and statutory criteria for approval. In some cases, the FDA may approve a product but require additional clinical tests following approval (i.e., Phase IV).

In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and must comply with Good Manufacturing Practice ("GMP"). To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

If marketing approval of any product is granted, we must continue to comply with FDA requirements not only for manufacturing, but also for labeling, advertising, record keeping, and reporting to the FDA of adverse experiences and other information. In addition, we must comply with federal and state health care anti-kickback laws and other health care fraud and abuse laws that affect the marketing of pharmaceuticals. Failure to comply with applicable laws and regulations could subject us to administrative or judicial enforcement actions, including but not limited to product seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products and/or withdrawal of existing approvals, as well as increased product liability exposure, any of which could have a material adverse effect on the company's business, financial condition, or results of operations.

For clinical investigation and marketing outside the United States, we are also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the European Community ("EU"). Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. At present, foreign marketing authorizations are applied for at a national level, although within the EU certain registration procedures are available to companies wishing to market their products in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EU registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition. This foreign regulatory approval process includes, at least, all of the risks associated with FDA approval set forth above. We could possibly have greater difficulty in obtaining any such approvals and also might find it more difficult to protect our intellectual property abroad.

Employees

We have five full-time employees:

Michael Hawthorne	Chief Executive Officer, President & Director
Vinod Kaushal	Executive Chairman & Director
Lorna Peers	Chief Financial Officer, Treasurer, Secretary & Director
Lynsay Nixon	Manufacturing Manager
Eleanor Pow	Commercial Coordinator

Item 2. Properties

We lease premises both in Scotland, UK and Palo Alto, California. The premises in Scotland are leased from Biocity Scotland Limited. The lease has a three month break notice period and the term of the lease ends on November 30, 2018 but can be continued by mutual consent. The premises leased consist of 4 rooms; 2 laboratory areas and 2 office areas. Rent and service charge is payable monthly in advance at a rate of $9,610 per month.

The premises in Palo Alto are leased from Regus with rent payable in advance at a rate of $299 per month.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “ATOA” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2014
Quarter Ended	High $	Low $
July 31, 2014	5.00	0.16
April 30, 2014	4.00	0.51
January 31, 2014	—	—
October 31, 2013	—	—

Fiscal Year Ending July 31, 2013
Quarter Ended	High $	Low $
July 31, 2013	0.20	0.20
April 30, 2013	0.20	0.20
January 31, 2013	0.20	0.20
October 31, 2012	0.20	0.20

On October 8, 2014, the last sales price per share of our common stock on the OTCQB was $0.45.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 22 2014, we had 77,650,166 shares of our common stock issued and outstanding, held by five (5) shareholders of record, with others holding shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On January 15, 2014, we issued 2,050,000 shares of our common stock in exchange for a subscription receivable in the amount of $2,050.

On May 2, 2014, we an investor 69,833 common shares at a price of $6 per share, for a total proceeds of $419,000. As of July 31, 2014 the shares were unissued.

On June 20, 2014, we issued 37,325,083 shares to our CEO, Michael Richard Hawthorne, and 37,325,083 to our Executive Chairman, Vinod Kaushal at $0.001 per share.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for period from November 22, 2013 (inception) to July 31, 2014

Revenues

We had revenues of $64,913 for the period from November 22, 2013 (inception) to July 31, 2014. Our revenues have shown month on month growth since inception. We anticipate revenue will continue to grow, however, we are a development stage company and there is no guarantee that we will be able to successfully execute our business plan. Gross profit for the period from November 22, 2013 (inception to July 31, 2014 was $17,445, or 26.87% of revenues.

Operating Expenses

Operating expenses were $801,064 for the period from November 22, 2013 (inception) to July 31, 2014. These consisted of salaries and wages of $298,346, professional fees of $255,289, rent expenses of $125,392, general and administrative expenses of $89,053 and research and development of $32,984.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to development, administrative and operating costs associated with our planned activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. We intend to closely monitor and align our operating costs to our anticipated revenue growth.

Net Loss

We incurred a net loss of $773,522 for the period from November 22, 2013 (inception) to July 31, 2014.

Liquidity and Capital Resources

We had current assets of $365,408 as of July 31, 2014. We had current liabilities of $344,995 as of July 31, 2014. We therefore had working capital of $20,413 as of July 31, 2014.

Operating activities used $657,111 in cash for the period from November 22, 2013 (inception) to July 31, 2014. Our negative operating cash flow for the period was mainly a result of our net loss for the period.

Investing activities for the period from November 22, 2013 (inception) to July 31, 2014 used $20,490 for the purchase of fixed assets.

Financing activities for the period from November 22, 2013 (inception) to July 31, 2014 generated $888,000 in cash, including $419,000 as loan proceeds, $419,000 from the sale of common stock and $50,000 from cash advances.

On May 2, 2014, we sold a promissory note in the principal amount of $419,000 (the “Note”). The Note accrue interest at the rate of 6% per annum and is due and payable on the earlier of (i) the fourth anniversary of the date of the Note, (ii) upon the occurrence of fundraising of at least $8,400,000, the sale of assets or change of control, or (iii) when, upon or after the occurrence of an event of default, such amounts are declared due and payable by the holder or made automatically due and payable in accordance with the terms of the Note. Also on May 2, 2014, we sold 69,833 shares of our common stock to an accredited investor at $6.00 per share for total proceeds of $419,000, these shares have yet to be issued.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net (loss) from operations of $783,619 for the period from November 22, 2013 (inception) to July 31, 2014 and had an accumulated deficit of $773,522.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

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

Off Balance Sheet Arrangements

As of July 31, 2014, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-2	Consolidated Balance Sheet as of July 31, 2014
F-3	Consolidated Statement of Operations for the period from November 22, 2013 (inception) to July 31, 2014
F-4	Consolidated Statement of Other Comprehensive (Loss) for the period from November 22, 2013 (inception) to July 31, 2014
F-5	Consolidated Statement of Stockholders’ (Deficit) at July 31, 2014
F-6	Consolidated Statement of Cash Flows for the period from November 22, 2013 (inception) to July 31, 2014
F-7	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Altovida, Inc.

We have audited the accompanying consolidated balance sheet of Altovida, Inc. as of July 31, 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for period from November 22, 2013 (inception) to July 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Altovida, Inc. as of July 31, 2014, and the results of its operations and its cash flows for period from November 22, 2013 (inception) through July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford &Company, LLC

Las Vegas, Nevada

November 21, 2014

ALTOVIDA, INC.

(Formerly Remmington Enterprises, Inc.)

Consolidated Balance Sheet

July 31,
2014
ASSETS
Current assets:
Cash	$210,399
Accounts receivable	44,508
Prepaid and deposits	3,381
Inventory	49,718
Other current assets	57,402
Total current assets	365,408
Fixed assets:
Equipment, net of accumulated depreciation of $353	20,141
Total assets	$385,549
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$344,995
Total current liabilities	344,995
Long term liabilities:
Note payable	445,000
Total long-term liabilities	445,000
Total liabilities	789,995
Stockholders' (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of July 31, 2014.	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 89,930,166 issued and outstanding at July 31, 2014	89,930
Subscription receivable	(74,580)
Additional paid in capital	364,684
Other comprehensive income	(10,958)
Accumulated (deficit)	(773,522)
Total stockholders' (deficit)	(404,446)
Total liabilities and stockholders' deficit	$385,549

The notes are an integral part to these consolidated financial statements.

ALTOVIDA, INC.

(Formerly Remmington Enterprises, Inc.)

Consolidated Statement of Operations

November 22, 2013
(Inception) to
July 31, 2014
Revenue:
Sales income	$64,913
Cost of sales	47,468
Gross profit	17,445
Operating expenses
General and administrative	89,053
Professional fees	255,289
Rent expense	125,392
Research and development	32,984
Salaries and wages	298,346
Total operating expenses	801,064
(Loss) from operations	(783,619)
Other income (expense)
Interest expense	(6,268)
Gain on forgiveness of debt	24,000
(Loss) on foreign currency transactions	(7,635)
Total other income (expense)	10,097
Net loss	$(773,522)
Net loss per common share - Basic and diluted	$(0.03)
Weighted average shares outstanding - Basic and diluted	22,361,319

The notes are an integral part to these consolidated financial statements.

F-3

 ALTOVIDA, INC.

(Formerly Remmington Enterprises, Inc.)

Consolidated Statement of Other Comprehensive (Loss)

November 22, 2013
(Inception) to
July 31, 2014
Net (loss)	$(773,522)
Cumulative translation adjustment:
Foreign currency translation	(10,958)
Total comprehensive (loss)	$(784,480)

The notes are an integral part to these consolidated financial statements.

 ALTOVIDA, INC.

(Formerly Remmington Enterprises, Inc.)

Consolidated Statement of Stockholders' (Deficit)

			Additional	Subscription	Other		Total
	Common Shares		Paid-in	Payable /	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	(Loss)	Deficit	Deficit
Balance, November 22, 2013 (inception)	—	$—	$—	$—	$—	$—	$—
Shares issued for cash	12,280,000	12,280	(12,280)	—	—	—	—
Recapitalization - reverse merger	3,000,000	3,000	(41,966)	—	—	—	(38,966)
Shares issued for cash	—	—	418,930	70	—	—	419,000
Shares issued for cash - related party	74,650,166	74,650	—	(74,650)	—	—	—
Cumulative translation adjustment	—	—	—	—	(10,958)	—	(10,958)
Net (loss)	—	—	—	—	—	(773,522)	(773,522)
Balance, July 31, 2014	89,930,166	$89,930	$364,684	$(74,580)	$(10,958)	(773,522)	(404,446)

The notes are an integral part to these consolidated financial statements.

 ALTOVIDA, INC.

(Formerly Remmington Enterprises, Inc.)

Consolidated Statement of Cash Flows

November 22, 2013
(Inception) to
July 31, 2014
Cash flows from operating activities
Net (loss)	$(773,522)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	353
Gain on forgiveness of debt	(24,000)
Loss on foreign currency transactions	7,635
Changes in operating assets and liabilities
(Increase) in accounts receivable	(44,508)
(Increase) in inventory	(49,718)
(Increase) in prepaid expenses	(3,381)
(Increase) in other assets	(57,402)
Increase in accounts payable and accrued liabilities	287,432
Net cash used in operating activities	(657,111)
Cash flows from investing activities
Purchase of fixed assets	(20,490)
Net cash provided by inventing activities	(20,490)
Cash flows from financing activities
Proceeds from cash advances	50,000
Proceeds from loans payable	419,000
Proceeds from the sale of common stock	419,000
Net cash provided by financing activities	888,000
Net change in cash	210,399
Cash at beginning of period	—
Cash at end of period	$210,399
—
Supplemental cash flow Information:
Cash paid for interest	$—
Cash paid for income taxes	$—
Supplemental disclosure of non-cash investing and financing activities:
Accounts payable and accrued liabilities assumed through acquisition	$45,915

The notes are an integral part to these consolidated financial statements.

Altovida, Inc.

(Formerly Known as Remmington Enterprises, Inc.)

Notes To The Consolidated Financial Statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Operations

Altovida, Inc. (the "Company") was originally incorporated under the laws of the State of Nevada on July 15, 2011 as Remmington Enterprises, Inc.  On October 29, 2014; the Company amended its articles of incorporation to change its name to Altovida, Inc. On January 16, 2014, the Company’s former CEO and sole director, Mr. G. Andre Scroggins resigned from all positions. In connection with his resignation, the Company entered into an asset purchase agreement whereby Mr. Scroggins acquired all the assets of the Company in exchange for his assumption of all liabilities of the Company as of that date. Simultaneous to the resignation of Mr. Scroggins, Mr. Hans Morgan Van Niekerk was appointed as the Company’s new CEO and sole director. Under the direction of Mr. Van Niekerk, the Company has discontinued its mining activities and re-directed its business focus in the pharmaceutical industry.

The Company has adopted a July 31 year end.

Principles of consolidation

The consolidated financial statements include the accounts of Altovida, Inc. and Altovida Biosciences Ltd. All significant intercompany balances and transactions have been eliminated. Altovida, Inc. and Altovida Biosciences Ltd will be collectively referred herein to as the “Company”.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At July 31, 2014, the Company had $210,399 in cash and no cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Property and Equipment, continued

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of July 31, 2014.

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost, or market determined on the first-in-first-out basis. The Company records a write-down for inventories, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively affect the utility of the Company’s inventory, it may be required to record additional write-downs, which would negatively affect gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that were previously written down are sold.

Fair Value of Financial Instruments

Financial instruments consist of cash, inventory, prepaid expenses, accounts payable, and notes payable. Recorded values of these instruments approximate their fair values due to the short-term maturities of such instruments. Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of July 31, 2014, there were no potential common shares underlying warrants or options.

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Revenue Recognition

The Company recognized revenue at point of sale of product utilizing the following general revenue recognition criteria: 1) sales order received, and; 2) the price to the buyer is fixed or determinable; and 3) good have been shipped; and 4) collectability is reasonably assured.

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

Share-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees are currently comprised of restricted stock grants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees may include grants of stock, stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date. The fair value of option grants and warrant issuances will be calculated utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, The Company monitors both stock option and warrant exercises as well as employee termination patterns.

Foreign Currency

The Company accounts for foreign currency in accordance with ASC Topic 830 “Foreign Currency” whereby the local currency is the functional currency. Assets and liabilities of the Company’s foreign locations are translated to reporting currency at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at a weighted average monthly exchange rate for each reporting period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as “Other comprehensive income”, a separate component of stockholders’ equity. Transaction gains and losses are included in the consolidated statement of operations. As of July 31, 2014, the Company recorded other comprehensive loss of $10,958 in accumulated translation adjustments and $7,635 in foreign currency transaction losses.

Note 1 - Nature of Business and Summary of Significant Accounting Policies

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

There are no other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company recorded a net (loss) of $773,522 for the period of November 22, 2013 (inception) to July 31, 2014. These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability per the current business plan.

Note 3 - Business Combination

On May 2, 2014, the Company completed its acquisition of Altovida Biosciences, Ltd. (“Altovida”). In accordance with the terms of the Exchange Agreement, the Company issued 12,280,000 shares of its common stock to the shareholders of Altovida in exchange for all the outstanding stock of Altovida. Due to the change in control and form of consideration given, the transaction is being accounted for as a recapitalization of Altovida. Whereby Altovida is the accounting acquirer and the Company is the legal acquirer. Accordingly, it is the historic financial statements of Altovida retroactively restated giving effect to the accounting recapitalization. There were 15,505,000 shares of the Company’s common stock outstanding before giving effect to the stock issuances in the exchange. Immediately following the exchange, the Company’s majority shareholder cancelled its 12,050,000 shares. In connection with the Share Exchange Agreement, the Company entered into a Lock-Up Agreement with the acquiring shareholders whereby the Company and the shareholders agree to a one year prohibition on the sales or transfers of common stock held by the shareholders.

Note 4 - Related Party Transactions

Services Agreements

On May 2, 2014, the Company appointed three officers of Altovida as officers and directors of the Company and assumed liabilities related to previously issued compensation agreements. Pursuant to the original agreements, effective as of March 1, 2014 provide for annual compensation to each executive of approximately $167,110 (£100,000) and standard employee benefits subject to a probationary period of six-months. The term of the agreement is indefinite but may be cancelled with six month written notice by either party.

Note 5  - Notes payable

On May 1, 2014, the Company entered into a Replacement Promissory Note in the amount of $419,000 with Knight Financial, Ltd. (“Knight”) in contemplation of its May 2, 2014 Share Exchange Agreement. Whereas, Altovida previously issued a Senior Secured Bridge Loan in the principal amount of $81,421and received a cash advance in the amount of $50,000 of which Knight agreed to forgive $24,000. The new note was issued by the Company for the purpose of reflecting all amounts owed to Knight and to restate the terms of the aforementioned security agreement. The replacement note bears interest at a rate of 6% per annum, matures on May 1, 2018 and is secured by all the assets of the Company.

As of July 31, 2014, the unpaid principle balance totaled $445,000 and accrued interest amounted to $6,238.

Note 6 - Stockholders’ Deficit

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

Note 6  - Stockholders’ (Deficit) (Continued)

On May 2, 2014, the Company sold Knight Financial, Ltd. 69,833 common shares at a price of $6 per share, for a total proceeds of $419,000. As of July 31, 2014 the shares were unissued.

On June 20, 2014, the Company issued 37,325,083 shares to its CEO, Michael Richard Hawthorne, and 37,325,083 to its Executive Chairman, Vinod Kaushal at $0.001 per share. The $74,650 due from related parties for the share purchase has not been paid as of July 31, 2014.

Note 7 - Subsequent Events

Subsequent to the period ended July 31, 2014, the Company cancelled a total of 12,280,000 shares held by related parties and originally issued in connection with its acquisition of Altovida. In addition, the Company also accepted a revised subscription agreement from two of its officers whereby the original agreement to purchase a total of 74,650,166 shares or 37,325,083 each, was revised to reflect a total share purchase of 31,492,083 each or a total of 62,984,166. As of the date of this filing, the Company has a subscription receivable due from related parties totaling $62,984.

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending July 31, 2014.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officer and director:

Name	Age	Principal Positions With Us
Michael Hawthorne	40	President, Chief Executive Officer and Director
Lorna Peers	45	Chief Financial Officer, Treasurer, Secretary and Director
Vinod Kaushal	51	Executive Chairman and Director

The business address of our officers and directors is c/o Altovida, Inc., BioCity Scotland, Newhouse, Lanarkshire, UK ML1 5UH.

Our directors hold office for one-year terms or until their successors have been duly elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the board. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

Michael Hawthorne. Michael has been CEO of the Altovida companies since 2013. Having started in the industry with Parke Davis (now Pfizer Inc NYSE:PFE), he went on to hold senior global leadership roles in a range of established and start-up pharma and biotechnology companies including Sangstat Medical Corporation (a NASDAQ company, now Genzyme Inc), Orion Corporation (NASDAQ: ORNAV) and Mitovie Group where he was CEO. Michael has broad product development and global commercialization experience across a range of therapy areas having worked on specialist biological products through to blockbuster drugs. He has completed over 100 licensing and commercial deals.

Lorna Peers. Lorna served as Finance Director of Angel Biotechnology Holdings plc an AiM listed company from March 2011 to February 2014. Prior to her role with Angel, Lorna held a similar position with Stem Cell Sciences PLC (LSE and ASE listed). Lorna started her career with the Royal Bank of Scotland Group, going on to hold various group and divisional finance roles in areas including Corporate Finance, Group Internal Audit, Group Management Reporting and Retail Banking. Lorna is a qualified accountant and a Fellow of the Association of Chartered Certified Accountants (ACCA).

Vinod Kaushal. Vinod has been Executive Chairman of the Altovida companies since 2013. Vinod is a well-seasoned industry executive with over 25 years’ experience in predominantly commercial and general management roles. He has worked nationally, regionally and globally for a number of blue chip and SME companies. This has included global roles with AstraZeneca on Losec®/Prilosec® and Gastroenterology,, Head of global strategy at Novo Nordisk, Vice President of Amersham/GE Health’s Neurology business, Vice President at Royal Numico/Danone and CEO of SPL in the UK amongst other pivotal roles. With an impressive deal sheet to his name, Vinod has been involved in a large number of important drug and business acquisitions. His career has seen him relate to investors on several global stock exchanges.

There are no family relationships among our directors and executive officers.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Michael Hawthorne, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended July 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earning ($)	All Other Compensation ($)	Total ($)
Hans Morgan Van Niekerk (1)	2014	0	0	0	0	0	0	0	0 0
Gary A. Scoggins, (2)	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Michael Hawthorne (3)	2014	88,672	0	0	0	0	0	0	88,672
Lorna Peers (4)	2014	88,672	0	0	0	0	0	0	88,672
Vinod Kaushal (5)	2014	88,672	0	0	0	0	0	0	88,672

(1) Hans Morgan Van Nielerk served as our Chief Executive Officer and Director until May 2, 2014.

(2) Gary A. Scoggins served as our Chief Executive Officer and Director until January 16, 2014

(3) Represents compensation earned as an officer of Altovida. On May 2, 2014, Michael Hawthorne was appointed as President, Chief Executive Officer and a member of the Board of Directors.

(4) Represents compensation earned as an officer of Altovida. On May 2, 2014, Lorna Peers was appointed as CFO, Secretary, Treasurer and a member of the Board of Directors.

(5) Represents compensation earned as an officer of Altovida. On May 2, 2014, Vinod Kaushal was appointed as Chairman and a member of the Board of Directors.

Narrative to Summary Compensation Table

On March 1, 2014, Altovida entered into employment agreements with its three officers, Michael Hawthorne, Lorna Peers and Vinod Kaushal. The Company agreed to pay £100,000 (approximately $167,110) annual salary to each of the officers, £8,333 (approximately $13,925) monthly.

Director Compensation

As of July 31, 2014, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

We have no pension, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

Upon the closing of the Share Exchange Agreement, Hans Morgan Van Nielerk resigned as the sole director and simultaneously therewith a new board of directors was appointed as set forth above.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock, taking into account the consummation of the Exchange (1) by each person or entity who is known by us to beneficially own more than 5% of our common stock, (2) by each of the named executive officers and directors; and (3) by all of the named executive officers and directors as a group, as of October 22, 2014.

Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to such shares of common stock and the address of each of the stockholders listed below is c/o Altovida, Inc., BioCity Scotland, Newhouse, Lanarkshire, UK ML1 5UH.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)
Michael Richard Hawthorne	Common	37,325,083	48%
Lorna Peers	Common	0	0%
Vinod Kaushal	Common	37,325,083	48%
All executive officers and directors as a group (3 persons)	Common Stock	74,650,166	96%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 77,650,166 shares issued and outstanding on October 22, 2014, plus the number of shares that such individual has the right to acquire within 60 days of such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since February 1, 2013 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On January 15, 2014, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our former sole officer and director, Gary A. Scoggins. Pursuant to the Agreement, we transferred all assets related to our mineral exploration business, including our mining claims, to Mr. Scoggins. In exchange for this assignment of assets, Mr. Scoggins agreed to assume and cancel all liabilities relating to our former mineral exploration business.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of July 31, 2014.

Item 14. Principal Accounting Fees and Services

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred were $17,795.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2014 and 2013.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended July 31, 2014.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

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

Altovida, Inc.

By: /s/ Michael Richard Hawthorne

Michael Richard Hawthorne

President, Chief Executive Officer, Principal Executive Officer,

By: /s/ Lorna Peers

Lorna Peers

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

November 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Richard Hawthorne

Michael Richard Hawthorne

President, Chief Executive Officer, Principal Executive Officer

November 21, 2014

By: /s/ Lorna Peers

Lorna Peers

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

November 21, 2014

By: /s/ Vinod Kaushal

Vinod Kaushal

Executive Chairman and Director

November 21, 2014

