Form 10-Q
period 2014-10-31
Altovida Inc.
filed 2014-12-12
CIK 1529293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,650,166 as of December 01, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of October 31, 2014 and July 31, 2014 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three months ended October 31, 2014 and the period from November 22, 2013 (inception) to July 31, 2014 (unaudited);
F-3	Condensed Consolidated Statement of Other Comprehensive (Loss) for the period from November 22,2013 (inception) to October 31, 2014 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2014 and the period from November 22, 2013 (inception) to October 31, 2014 (unaudited);
F-5	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

ALTOVIDA, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	October 31,	July 31,
	2014	2014
ASSETS
Current assets:
Cash	$33,447	$210,399
Accounts receivable	50,298	44,508
Prepaid and deposits	17,273	3,381
Inventory	46,806	49,718
Other current assets	13,270	57,402
Total current assets	161,094	365,408
Fixed assets:
Equipment, net of accumulated depreciation of $1,346 and $353, respectively	20,523	20,141
Total assets	$181,617	$385,549
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$386,668	$344,995
Total current liabilities	386,668	344,995
Long term liabilities:
Note payable	445,000	445,000
Total long-term liabilities	445,000	445,000
Total liabilities	831,668	789,995
Stockholders' (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of October 31, 2014 and July 31, 2014, respectively	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 77,650,166 and 89,930,166 issued and outstanding at October 31, 2014 and July 31, 2014, respectively	77,650	89,930
Subscription receivable	(62,300)	(74,580)
Additional paid in capital	364,684	364,684
Other comprehensive income	73,392	(10,958)
Accumulated (deficit)	(1,103,447)	(773,522)
Total stockholders' (deficit)	(650,051)	(404,446)
Total liabilities and stockholders' deficit	$181,617	$385,549

The notes are an integral part to these condensed consolidated financial statements.

ALTOVIDA, INC.

Condensed Consolidated Statement of Operations

(unaudited)

	Three Months Ended	November 22, 2013
	October 31,	(Inception) to
	2014	October 31, 2014
Revenue:
Sales income	$78,952	$143,865
Cost of sales	38,599	86,067
Gross profit	40,353	57,798
Operating expenses
General and administrative	23,610	112,663
Professional fees	46,144	301,433
Rent expense	30,988	156,380
Research and development	77,907	110,891
Salaries and wages	138,335	436,681
Total operating expenses	316,984	1,118,048
(Loss) from operations	(276,631)	(1,060,250)
Other income (expense)
Interest expense	(6,675)	(12,943)
Gain on forgiveness of debt	—	24,000
(Loss) on foreign currency transactions	(46,649)	(54,284)
Total other income (expense)	(53,324)	(43,227)
Net loss	$(329,955)	$(1,103,447)
Net loss per common share - Basic and diluted	$(0.00)	$(0.05)
Weighted average shares outstanding - Basic and diluted	84,872,087	22,361,319

The notes are an integral part to these condensed consolidated financial statements.

F-2

ALTOVIDA, INC.

Condensed Consolidated Statement of Other Comprehensive (Loss)

(unaudited)

November 22, 2013
(Inception) to
October 31, 2014
Balance, July 31, 2014	(784,480)
Net (loss)	(329,955)
Cummulative translation adjustment:
Foreign currency translation	84,350
Total comprehensive (loss)	$(1,030,085)

The notes are an integral part to these condensed consolidated financial statements.

ALTOVIDA, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended	November 22, 2013
	October 31,	(Inception) to
	2014	October 31, 2014
Cash flows from operating activities
Net (loss)	$(329,955)	$(1,103,447)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	993	1,346
Gain on forgiveness of debt	—	(24,000)
(Gain) loss on foreign currency transactions	46,649	54,284
Changes in operating assets and liabilities
(Increase) in accounts receivable	(5,790)	(50,298)
(Increase) decrease in inventory	2,912	(46,806)
(Increase) in prepaid expenses	(13,892)	(17,273)
(Increase) decrease in other assets	44,132	(13,270)
Increase in accounts payable and accrued liabilities	79,374	366,806
Net cash used in operating activities	(175,577)	(832,688)
Cash flows from investing activities
Purchase of fixed assets	(1,375)	(21,865)
Net cash provided by inventing activities	(1,375)	(21,865)
Cash flows from financing activities
Proceeds from cash advances	—	50,000
Proceeds from loans payable	—	419,000
Proceeds from the sale of common stock	—	419,000
Net cash provided by financing activities	—	888,000
Net change in cash	(176,952)	33,447
Cash at beginning of period	210,399	—
Cash at end of period	$33,447	$33,447
	—	—
Supplemental cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Accounts payable and accrued liabilities assumed through acquisition	$—	$45,915

The notes are an integral part to these condensed consolidated financial statements.

Altovida, Inc.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Operations

Altovida, Inc. (the "Company") was originally incorporated under the laws of the State of Nevada on July 15, 2011 as Remmington Enterprises, Inc. On May 02 2014, Remmington Enterprises, Inc. acquired Altovida Biosciences Ltd (formerly Mitovie Pharma Europe Ltd) and changed its business focus from the mining activities to the pharmaceutical industry. Following the acquisition, the Company amended its articles of incorporation to change its name from Remmington Enterprises, Inc. to Altovida, Inc. on October 29, 2014.

Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended July 31, 2014 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At October 31, 2014, the Company had $33,447 in cash and no cash equivalents.

Note 1 - Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of October 31, 2014.

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost, or market value determined on the first-in-first-out basis. The Company records a write-down for inventories, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively affect the utility of the Company’s inventory, it may be required to record additional write-downs, which would negatively affect gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that were previously written down are sold.

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

Note 1 - Nature of Business and Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of October 31, 2014, there were no potential common shares underlying warrants or options.

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

Foreign Currency

The Company accounts for foreign currency in accordance with ASC Topic 830 “Foreign Currency” whereby the local currency is the functional currency. Assets and liabilities of the Company’s foreign locations are translated to reporting currency at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at a weighted average monthly exchange rate for each reporting period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as “Other comprehensive income”, a separate component of stockholders’ equity. Transaction gains and losses are included in the consolidated statement of operations. As of October 31, 2014, the Company recorded $84,350 in translation gains related to foreign currency translation.

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

Note 1 - Nature of Business and Summary of Significant Accounting Policies (Continued)

There are no other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company recorded a net loss of $329,995 for the period of August 01, 2014 to October 31, 2014. These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability per the current business plan.

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

Note 5  - Notes payable (Continued)

Whereas, Altovida previously issued a Senior Secured Bridge Loan in the principal amount of $81,421 and received a cash advance in the amount of $50,000 of which Knight agreed to forgive $24,000. The new note was issued by the Company for the purpose of reflecting all amounts owed to Knight and to restate the terms of the aforementioned security agreement. The replacement note bears interest at a rate of 6% per annum, matures on May 1, 2018 and is secured by all the assets of the Company.

As of October 31, 2014, the unpaid principle balance totaled $445,000 and accrued interest amounted to $12,943. Additionally the Company recorded interest expense for the three month period in the amount of $6,675.

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

On May 2, 2014, the Company sold Knight Financial, Ltd. 69,833 common shares at a price of $6 per share, for a total proceeds of $419,000. As of October 31, 2014 the shares were unissued.

On June 20, 2014, the Company issued 37,325,083 shares to its CEO, Michael Richard Hawthorne, and 37,325,083 to its Executive Chairman, Vinod Kaushal at $0.001 per share.

On September 23, 2014, the Company cancelled 12,280,000 shares of its common stock of which 5,800,000 related to the issuance on June 20, 2014 to the Company’s CEO, Michael Hawthorne, and 5,800,000 related to the issuance on June 20, 2014 to its Executive Chairman, Vinod Kaushal.

The $64,650 due for the adjusted share balance due from related parties has not been paid as of October 31, 2014 and remains a subscription receivable.

Note 7 - Subsequent Events

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

We believe we adopt a unique approach to management of the risks associated with drug development. We do this in two ways by the sale of a portfolio of commercial drugs which we market predominantly in the European markets; and
  our pipeline of soon to market drug development projects

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

Cost from initiation to registration for the development projects is very low by regular pharma terms. Time to market for each of the lead projects is approximately 2.5 years. During that time, we plan to engage in development activities, compile regulatory dossiers and submit for approval to the regulatory authorities (e.g., the FDA).

Work is progressing well in our lead projects and we believe that should this continue our time to market expectations will be met. This is however, dependent on further funding.

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

4

Results of Operations for the three months ended October 31, 2014.

Revenues

We had revenues of $78,952 for the three months ended October 31, 2014. Our revenue is growing and we anticipate it will continue to grow, however, we are a development stage company and there is no guarantee that we will be able to successfully execute our business plan and this could have a detrimental impact on revenue. Gross profit for the three months ended October 31, 2014 was $40,353, or 51.1% of revenues.

Operating Expenses

Operating expenses were $316,984 for the three months ended October 31, 2014 these consisted of salaries and wages of $138,335, professional fees of $46,144, rent expenses of $30,988, general and administrative expenses of $23,610 and research and development of $77,907.

Other (Expenses)

During the three moth period we had total other expenses in the amount of $53,324 comprised of interest expense in the amount of $6,675 and a loss on our foreign currency transactions of $46,649. We anticipate interest to remain consistent through out the remainder of the year. Our loss on foreign currency transactions will continue to fluctuate in concert with the foreign exchange rates between the U.S. dollar and the British pound.

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

We had a net loss of $329,955 for the three months ended October 31, 2014.

Liquidity and Capital Resources

As of October 31, 2014, we had current assets of $161,094 and current liabilities of $386,668. Thus, we had a working capital deficit of $225,574 as of October 31, 2014.

Operating activities used $175,577 in cash for the three months ended October 31, 2014. Our negative operating cash flow for the period was mainly a result of our net loss for the period.

Investing activities for the three months ended October 31, 2014 used $1,375 for the purchase of fixed assets.

There were no financing activities in the three month period to October 31, 2014.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had net (loss) from operations of $276,631 and a total net (loss) of $329,955 during the three months ended October 31, 2014 and had an accumulated (deficit) of $1,103,477.

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

Off Balance Sheet Arrangements

As of October 31, 2014, there were no off balance sheet arrangements.

5

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending July 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no issuances of securities without registration under the Securities Act of 1933 during the reporting period.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Altovida, Inc.

Date:	December 12, 2014

By:	/s/ Michael Richard Hawthorne Michael Richard Hawthorne
Title:	Chief Executive Officer and Director

8